Form 10-K
period 1996-01-31
IQ SOFTWARE CORP
filed 1996-05-08
CIK 886167

[FRONT COVER]
IQ Software
Corporation

[logo - IQ Software]
1996 Annual Report

[INSIDE FRONT COVER]
To our fellow Shareholders:

     During fiscal year 1996 we focused our efforts on transitioning our Company's products to a new generation of object-based technology. these new products have been well received, establishing IQ Software as the clear technology leader in decision support solutions. Throughout the year we maintained steady revenue growth as we also transitioned our sales and marketing organizations. We are pleased to report that these efforts have resulted in a new record level of revenues for the fiscal year.
     Fiscal year 1996 revenues were $21.9 million up from $20.1 million for the previous year. Our net income prior to acquisitions was $1.5 million or $.35 per share compared with $2.7 million or $0.64 per share for fiscal year 1995. While expenses associated with the product and sales transitions impacted this year's earnings, initial marketplace acceptance of our new products and record fourth quarter revenues suggest that these key investments in our business will serve us well in the future.
     The release of IQ/Objects in September of 1995 positioned our Company as the technology leader in query and reporting tools. IQ/Objects is the first decision support tool to fully leverage object capabilities and a three-tier architecture for delivering sophisticated end-user decision support. Industry validation of this approach has come in the form of analyst endorsements. BYTE magazine's Editors' Choice Award, and most importantly, enthusiastic reception of the product by our customers.
     In September 1995 we acquired Soft Systems, Ltd., a supplier of OLAP (On-Line Analytical Processing) tools. With the acquisition of Soft Systems, our Company has the ability to integrate proven front-end OLAP technology with our query and reporting tools to provide "best of breed" solutions in all business intelligence segments.
     With these industry-leading products in place, we believe it is important to strengthen our ability to market and sell them effectively. To this end, two new executives, David Cormack, senior vice president of sales, and Jay Chaudhry, senior vice president of marketing, are now in place. Both have significant industry
[BYTE LOGO GOES ON THIS PAGE]
      experience and are aggressively pursuing new sales and marketing initiatives. In the U.S. we have transitioned our sales organization from a telesales-focused operation to one with a strong field presence under regional sales directors. Internationally, we have installed a new management team in the U.K. and are focusing on expanding our market presence in Canada, Europe, Australia and the Pacific rim by partnering with strong, established distributors.
     We expect to continue to increase the size of our U.S. field sales organization during fiscal year 1997, and to fuel this sales force expansion by delivering additional products that take advantage of our core competencies. The first of these products, IQ/LiveWeb, was announced in mid-April 1996.
IQ/LiveWeb leverages our server capabilities to allow information stored in corporate databases to be published and accessed over the Internet. Another product, IQ/Vision, planned for release in the second quarter of the fiscal year, will propel our Company into the multidimensional database (MDDB) marketplace.
     With our strong product momentum and expanded sales and marketing capabilities, IQ Software is well positioned to exploit the rapidly growing market for end-user decision support tools. As we pursue new opportunities for our company, we thank our customers, employees and shareholders for their ongoing support.

/s/CHARLES R. CHITTY
Charles R. Chitty
Chairman,President and Chief Executive Officer


/s/DAVID A CORMACK
David A. Cormack
Senior Vice President, Sales


/s/JAY S. CHAUDHRY
Jay S. Chaudhry
Senior Vice President, Marketing

Selected Consolidated Financial Data
(in thousands, except per share data)

                                                                      Fiscal year ended January 31,
Income Statement Data:                          1992              1993           1994            1995            1996
    Revenues                                  $10,359           $15,211         $19,119         $20,097        $21,855
    Operating income                            2,223             3,780           3,289           3,503*         1,235*
    Income from continuing operations           1,489             2,456           2,537           2,739*         1,503*
    Net income                                  1,256             2,482           2,556           2,739*         1,503*
      Income per share from
      continuing operations                   $  0.47           $  0.69         $  0.60         $  0.64*       $  0.35
      Net income per share                    $  0.39           $  0.70         $  0.60         $  0.64*       $  0.35

    Weighted average number of common and
    common equivalent shares outstanding        3,197             3,556           4,236           4,257          4,304

    Balance Sheet Data:

    Working capital                           $ 3,674           $12,413         $13,922         $15,267        $13,655

    Total assets                                7,348            17,155          19,840          22,316         22,124

    Total debt                                    493               321             147              45             --

    Total shareholders' equity                  4,137            13,890          16,692          18,751         18,020


[BAR CHART GOES HERE - REVENUES]
Revenues
(Dollars in Thousands)
92             $10,359
93             $15,211
94             $19,119
95             $20,097
96             $21,855



[BAR CHART GOES HERE - NET INCOME]
Net Income
(Dollars in Thousands) 3,000
92             $1,256
93             $2,482
94             $2,556
95             $2,739*
96             $1,503*
*Excludes the effect of an acquired research and development expense of $1,002,000 related to the acquisition of Skribe Software, Inc. in fiscal 1995. Excludes the effects of acquired research and development expenses of $3,587,000 related to the acquisition of Soft Systems, Ltd. and restructuring charges of $1,282,000 related to the Company's product development operations in fiscal 1996.

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended January 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934 (NO FEE REQUIRED)

                 Commission File Number 0-20085
                    IQ SOFTWARE CORPORATION
     (Exact name of registrant as specified in its charter)

Georgia                                            58-1614492
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification No.)

3295 River Exchange Dr., Suite 550, Norcross, Georgia   30092
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (404)446-8880
Securities registered pursuant to Section 12(b) of the Act: None
  Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, $.00033-1/3 par value
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors and greater than five percent shareholders are "affiliates" of the Registrant) as of March 31, 1996 (based on the closing sale price of the Common Stock as quoted on the NASDAQ National Market System on such date) was $39,445,950.

  As of March 31, 1996, there were  4,560,466 shares of Common
                       Stock outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1996 Annual
Meeting of Shareholders to be held on June 11, 1996, are incorporated by reference into Part III.

PART I

ITEM 1 - BUSINESS

General

The Company offers a suite of business intelligence software products for data access, analysis and reporting designed to facilitate decision support. The Company has licensed approximately 500,000 copies of its software products. The Company has five principal software products that can be licensed separately or in combination. INTELLIGENT QUERY is an end user query and reporting tool that allows users to access data stored in relational databases, datawarehouses and many legacy and non-relational database file systems. IQ/ OBJECTS, released in September 1995, is a client/server object-based query and reporting tool which allows users to access relational databases, datawarehouses and other data repositories. IQ/SMARTSERVER can be combined with the Company's client products to provide server based query and report processing, and scheduling. IQ/VISION, available in the Fall of 1995, is an on-line analytical processing ("OLAP") tool which allows users to easily organize and view data across multiple dimensions and rapidly perform interactive scenario analyses to facilitate business planning and analysis.

The Company was incorporated in Georgia on August 16, 1984. The Company's executive offices are located at 3295 River Exchange Drive, Suite 550, Norcross, Georgia 30092. The Company's direct sales force operates out of offices in Norcross, Georgia; Iselin, New Jersey; Chicago, Illinois; San Jose, California; Boston, Massachusetts; Philadelphia, Pennsylvania and Winchester, England. The Company has software development teams located in Norcross, Georgia; Ann Arbor, Michigan and London, England.

The term "Company" refers to IQ Software Corporation and its subsidiaries, unless the context otherwise requires.
The Company's Common Stock is reported on NASDAQ National Markets
(Trading Symbol "IQSW").

Products

INTELLIGENT QUERY (IQ)

IQ is a data access and analysis software program referred to as a query and reporting tool which enables non-technical users to selectively retrieve data from a variety of application databases, analyze and manipulate the data and generate a variety of custom reports. IQ is designed to prevent the user from changing the underlying database, thereby preserving the security of the stored data. IQ utilizes a simple, intuitive "pop-up" menu system and visual "screen painter" interface that leads even a novice end user through report preparation quickly and easily. IQ also has a powerful command language which offers sophisticated users and professional programmers the ability to execute functions in addition to those in the menu system, such as "if-then," "if-then-else," scaling control and specifying legends for graphs. IQ provides a number of customizing options which allow it to be tailored for a specific user environment. IQ provides efficient database access performance by utilizing the native database engine. The IQ source code has been designed to be largely hardware and operating system independent, enabling the Company to adapt IQ to a wide range of computing environments. The Company has ported IQ to more than 35 hardware platforms, many operating systems and 60 DBMS and ISAM file systems. IQ was first commercially used in 1985. The Company has continually enhanced IQ. In fiscal 1994, the Company released initial versions of IQ for Windows and IQ for Motif. In fiscal 1995, the Company released version 5.0 of IQ for Windows and IQ for Motif which greatly enhanced the initial release of these products.

IQ/OBJECTS

IQ/OBJECTS is a suite of object-based client/server query and reporting tools. IQ/OBJECTS utilizes object oriented technology to allow users to develop reusable query and report building blocks. These building blocks can communicate and interact with each other. These reusable building blocks can be assembled to create queries and reports. IQ/OBJECTS allows users to develop multiple queries which can be generated and executed in a single request.

Each query in the report output may access a different datasource. The results generated by one object, called an IQ/SmartObject, can be passed to another IQ/SmartObject which can use and act on the information passed. IQ/OBJECTS also allows objects to be activated or inactivated depending on certain conditions (Conditional Objects). The output features of IQ/OBJECTS facilitate the tasks of executing and distributing queries required to be accessed by a number of users by allowing the results to be shared as a document for viewing or printing, or for e-mail distribution. IQ/OBJECTS is available for Windows
3.1 and Windows NT, and is currently being certified for Windows 95 operating systems.

IQ/VISION

IQ/VISION is a robust multi-dimensional analysis tool. It provides an intuitive user interface which is flexible and dynamic enough for the most complex data analysis and presentations. These facilities, which require neither programming nor scripting, enable users to access the data they need, filter and sort it to identify areas requiring attention, and then to compare and contrast across the dimensions of their business. IQ/VISION provides flexible capabilities such as drill up or down, rank information, variance highlighting, dimension rotation, pre-defined charting with axis flip, and "live briefing books" to allow the comparison of saved reports. An essential component of successful "multi-dimensional tools" is dynamic data analysis resulting from calculations applied to every dimension of the base data. IQ/VISION offers three convenient ways to use calculation functions:
     - in batch, the system performs all the aggregation and calculation required to convert raw data into the standard information series required by most users for essential performance monitoring
     - pre-defined virtual calculations automatically perform standard business calculations which can be selected by users and performed on demand. This saves disk space while extending the apparent size of the database and reducing data load time
     - ad hoc calculations are defined by users and performed "on the fly" providing extensive facilities for detailed analysis, allowing the definitions to be saved for future use with automatically updated data.
     IQ/VISION is available for Windows 3.1 operating systems.

IQ/SMARTSERVER

IQ/SMARTSERVER, when combined with the Company's IQ/VISION and IQ/OBJECTS software, allows users to implement a three-tier architecture. This allows for a "division of labor" among clients and servers. With IQ/SMARTSERVER, query processing can be targeted for the server, the client, or the combination of server and client. IQ/SMARTSERVER allows the following functions to be performed on the server:
     - Query processing functions, such as searching, sorting, data manipulation and output processing, can be partially or completely executed on the server.
     - Batch processing functions, such as batch scheduling and production reporting, allow complex and repetitive queries or reports to be created on the desktop and scheduled for execution on the server.
     - Repository storage for the semantic layer and the library of queries and reports can be stored and maintained on the server.
IQ/SMARTSERVER for IQ/OBJECTS was released in February 1996 and is available for UNIX or Windows NT servers. Support for IQ/VISION is planned for release in 1996.

IQ/LIVEWEB

IQ/LIVEWEB is a new package of products and enhancements announced in April 1996 for release in mid 1996. It combines enhanced versions of IQ/Objects, IQ/SMARTSERVER, and a new technology, IQ/CYBERLINKS. IQ/LIVEWEB takes advantage of the Internet infrastructure to deliver comprehensive production reporting to a Web server. It allows corporate information to be published on Web servers on-demand, or on a scheduled basis.
It includes:
     - IQ/SMARTSERVER for scheduling and executing queries and reports on the server and publishing HTML or PDF output on Web servers
     - IQ/OBJECTS for report creation
     - IQ/CYBERLINKS for hyperlinking and intelligent navigation among IQ/OBJECTS documents, Internet data sources, corporate databases and personal databases.

Product Research and Development

The Company's products have been developed internally and acquired or licensed. Twenty-four full-time employees were engaged in product research and development as of January 31, 1996. This staff is responsible for modifying, porting and enhancing all the Company's products and for developing new products.

In June 1994 the Company acquired SKRIBE, INC., the developer of SKRIBE. Following the acquisition, the Company undertook a development effort to substantially enhance and improve the software. The resulting product, IQ/OBJECTS, was released in September 1995.

In August 1995 the Company entered into a license agreement with TM1Corporation ("TM1"). Under the terms of the agreement IQ can sublicense TM1's dynamic multidimensional database (MDDB) and various other software modules. The Company pays a royalty for each copy of TM1's software licensed. It is anticipated that TM1 products will be released in 1996. The Company has certain rights to the TM1 software source code but currently has not exercised any rights thereunder.

In September 1995 the Company acquired Soft Systems, Ltd. and its principal product, Vision. Following the acquisition, the Company undertook a development effort to substantially enhance and improve the software. The resulting product, IQ/VISION, was available in the December of 1995.

In fiscal 1996, the Company incurred development expenses of $
2,727,000. In addition, the Company capitalized approximately
$1,038,000 of development costs in fiscal 1996 in accordance with generally accepted accounting principles.

Sales and Marketing

The Company identifies prospective customers through a combination of direct mail, seminars, telemarketing, media advertising, trade show participation and various vendor marketing partnership efforts. Once prospects are identified, the Company conducts sales activities through a field sales force or over the telephone. If requested by the prospective customer, the Company generally provides a "date activated version" of the software and support services for a limited evaluation period. Fifty-eight full-time employees were engaged in sales and marketing as of January 31, 1996.

The Company's products are marketed to users in a wide variety of industries. End user list prices for the Company's products range from $250-$50,000 per copy, depending on the hardware platform. The Company offers discounts to large volume customers. The Company's sales organization is organized to focus on three principal marketing channels: software company resellers ("OEMs"), direct sales and international distributors. None of the Company's customers accounted for more than ten percent of revenues in fiscal 1994, 1995 or 1996. The Company typically grants a 30-60 day money back guarantee to certain customers. Historically, returns of product have been insignificant.

The Company typically realizes a larger percentage of its revenues in the second half of each fiscal year. For financial information on operations in geographic areas, see Note 10 to the consolidated financial statements, page 27, which is incorporated herein by reference.

Software Company Resellers ("OEMs")

The software company resellers market was the initial channel the Company developed for the distribution of its products. The Company has licensed its products to approximately 950 OEM customers worldwide, consisting primarily of vertical application software companies which license products across a wide range of industries, including hospital information systems, 4GL, manufacturing, government contracting systems, human resources, financial systems, timekeeping, general accounting, telephone call accounting and real estate management.

The Company believes that OEMs enjoy several benefits from incorporating its products into their existing software applications. First, OEMs can functionally enhance their products without expending the significant resources and many hours of programming time necessary to develop software with capabilities similar to the Company's products. Second, because many customers of vertical applications consider a query and reporting tool to be a basic requirement for a complete package, OEMs can make their products more competitive by including the Company's software. Finally, the Company's software affords OEMs an opportunity for add-on business by providing new products to sell to their existing customers.

The terms of the Company's OEM distribution agreement typically permit the OEM to copy and distribute the Company's software only for use with the OEM's application software. The OEM assumes the marketing and sales responsibility and the cost for delivering and installing the Company's product to the ultimate end user thus allowing the Company to leverage its marketing resources. The Company provides maintenance and support services to the OEM and the OEM directly supports its customers.

The Company employs a pricing model which consists of a non-refundable prepaid license fee and a per-copy license fee. The greater the amount of the prepaid license fee selected by the OEM, the larger the discount for the per-copy license fee. The non-refundable license fee is credited against per-copy license fees incurred by the OEM until fully applied; thereafter license fees are paid monthly at the per-copy rate. The Company may also offer certain volume discounts. Historically, this pricing model has allowed the Company to do business with a wide variety of OEMs with terms that are designed for each OEM customer and allow for the specific pricing requirement of the customer. The pricing model takes into account the sales prices of customer's products and the industry in which the OEM operates. The Company believes that the financial impact of the volume discount policy to OEMs is not material inasmuch as certain customers elect lower prepaid license fees and higher per unit royalties while others elect larger prepaid fees in return for a lower royalty rate. The Company believes that the cumulative effect of the various discounts is offsetting.

Direct

The Company sells directly to certain large companies and to federal, state and local governmental agencies. The Company has a direct field sales force focused on selling to these organizations. The Company's direct sales force operates out of offices in Norcross, Georgia; Iselin, New Jersey; Chicago, Illinois; San Jose, California; Boston, Massachusetts; Philadelphia, Pennsylvania; and Winchester, England. Smaller accounts are generally handled by a telesales force based in Norcross, Georgia. The Company's direct sales organization consists of field sales, telesales, and pre-sales technical support personnel.

The Company's pricing methodology for direct sales is generally a client/server model wherein a licensee fee is charged for each server copy (independent of the number of users) plus a license fee for each client (user) copy. The total license fee varies depending upon the customers' specific implementation.

International

International sales are principally conducted out of the U.S. headquarters and through the Company's subsidiary in the United Kingdom which was established in 1990. The United Kingdom subsidiary is responsible for selling directly to OEM customers and end users and for establishing distributor relationships. In territories outside those served by the international offices, the Company's U.S. based sales personnel develop OEM, end user and distributor relationships. The Company has appointed approximately 50 distributors in more than 20 countries, including Australia, Mexico, Spain and the United Kingdom. The Company's software is designed to facilitate the translation of screens, menus, and documentation and help files into local languages. Various products are currently available in English, French, German, Danish, Dutch, Spanish and Chinese versions.

Customer Support and Services

The Company offers software maintenance and support, training and consulting services to its customers. Generally, the Company's software products include a 30-60 day warranty for end users and a 90-day free support period for OEMs. Thereafter, maintenance and support services are available for an additional charge. Maintenance and support services include telephone support, maintenance updates and discounts on releases of new versions. The Company provides support to end users who have licensed IQ directly from the Company and to OEMs. The Company conducts training sessions for both end users and OEMs through in-house, regional and on-site classes. The Company also provides consulting services for the purpose of assisting customers in the implementation, configuration and use of the Company's software. Forty-seven full-time employees were engaged in customer support, training and consulting services as of January 31, 1996.

Competition

The computer software industry is highly competitive. In addition to price, the Company believes that functionality, performance, ease of use, environments supported and customer services are primary competitive factors. Some of the Company's existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and greater financial resources than the Company.

The Company faces direct competition from a number of companies which target segments of the overall market addressed by the Company's products. Direct competitors of the Company consist of companies that focus on and market business intelligence software. The Company's principal competitors are Cognos (Impromptu and PowerPlay) and Business Objects, Inc. (Business Objects). In addition, a number of other companies offer products which are competitive to a lesser degree. The Company faces indirect competition from developers of RDBMS and 4GL products which offer ancillary development tools capable of producing reports with their software. These products are targeted principally at the professional programmer and often fail to fully address the report writing needs of end users. Also, OEM software developers who integrate the Company's software with their products may develop their own data retrieval tools and report writers as a replacement to the Company's products. To the extent that OEMs or other software developers improve their query and reporting products, demand for the Company's products may decline.

Product Protection

The Company regards its software programs as proprietary. The Company enters into written license agreements with its customers which limit the use and copying of its software. "Shrink wrap" licenses are used in connection with certain end user sales. The Company relies principally on copyright law and trade secret protection to protect its proprietary property and all its products are copyrighted. The software is usually furnished in object code only, although source code licenses are granted in a limited number of situations. The Company has not applied for any patents for its software and does not believe that patent laws will be a source of protection of the Company's products. Employees and technical consultants of the Company are required to execute agreements providing for the non-disclosure of information and the assignment of proprietary property developed on behalf of the Company.

There can be no assurances that the steps taken by the Company to protect its proprietary property will be adequate to prevent misappropriation or unlawful copying of its technology or software programs. Copyright and trade secret laws do not limit the right of others to independently develop similar technology and software programs. In addition, the laws of some foreign countries do not protect software to the same extent as do the laws of the United States. Furthermore, "shrink wrap" licenses may not be enforceable in all jurisdictions. Although the Company believes that its software products do not infringe on any proprietary rights of others, there can be no assurances that third parties will not assert infringement claims in the future.

Employees
As of January 31, 1996, the Company employed 156 persons, including 58 in sales and marketing, 47 in customer support and services, 24 in product research and development and 27 in management, administration and finance. Of the total employees, 113 are employed in the United States and 43 internationally. None of the Company's employees is represented by a labor union. The Company has never experienced a work stoppage and believes that its employee relations are good.


ITEM 2 - PROPERTIES

The Company's headquarters and principal administrative, sales and marketing operations are located in approximately 24,700 square feet of leased office space in Norcross, Georgia, a suburb of Atlanta. The lease for those facilities expires February 28, 1999, subject to a five-year renewal option. The 1996 fiscal year annual rent was approximately $413,000 including the Company's pro rata share of certain operating expenses and taxes.

The Company also has approximately 11,500 square feet of leased space in San Antonio, Texas where it conducts product development activities. The Company also leases smaller offices in Iselin, New Jersey; Ann Arbor, Michigan; San Jose, California; Burlington, Massachusetts; Chicago, Illinois: Philadelphia, Pennslyvania and England. Aggregate rental expense for these seven offices was approximately $393,000 for the 1996 fiscal year.

ITEM 3 - LEGAL PROCEEDINGS

There are no significant pending legal proceedings against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

Not applicable.

ITEM 4(A)

Executive Officers of the Registrant

The following are the executive officers of the Company:

Charles R. Chitty, 44, has served as President and Chief
Executive Officer since 1988 and from its formation in 1984 until 1986. Mr. Chitty also has been a director since 1984 and served as its Chief Financial Officer from 1984 to 1991. Mr. Chitty was elected Chairman in December 1995.

David A. Cormack, 37, has served as Senior Vice President Sales since December of 1995. From April 1993 to September 1995 Mr. Cormack served as Managing Director of Soft Systems, Ltd. (a United Kingdom corporation), which specialized in executive information systems software. From April 1992 to April 1993, Mr. Cormack served as UK Operations Director for Planning Sciences. Prior to April 1992 Mr. Cormack held various sales and marketing positions with Pilot Executive Software, Information Builders, and Comshare.

Jay S. Chaudhry, 37, joined the Company as Senior Vice President in January of 1995. From 1993 to 1995 Mr. Chaudhry served as technical assistant to the president and Vice President of Worldwide Marketing and Sales for Unisys Corporation's Software Products Division. Prior to 1993, Mr. Chaudhry held various sales and marketing positions with AT&T/NCR and IBM.

Robert W. Ott, 41, has served as Vice President Sales since joining the Company in 1988.

Michael J. Durnwald, 37, joined the Company in 1986 as director of support services and has held his present position as Vice
President Product Planning since 1989.

Susan L. Welch, 32, joined the Company as a technical support representative in 1987 and was appointed Director of Support
Services in 1988. Mrs. Welch was elected Vice President Support
Services in September 1993.

All executive officers serve at the pleasure of the Board of Directors.

There is no family relationship between any of the executive officers of the Company.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

STOCK LISTING INFORMATION
IQ Software Corporation common stock is quoted on the NASDAQ
National Market System under the symbol IQSW.

MARKET PRICE INFORMATION
The table below presents the high and low closing prices for IQ
Software Corporation common stock as reported by NASDAQ for the years ended January 31, 1996 and 1995.


                                              1996                       1995
FISCAL YEAR ENDED JANUARY 31,          HIGH          LOW          HIGH         LOW
First Quarter                          14-1/2        9-3/4        9-1/2        6
Second Quarter                         15-1/4        10-3/4       8            6
Third Quarter                          16-1/2        11-1/2       16           6-1/2
Fourth Quarter                         17-3/4        9-3/4        16-1/2       8-1/2

The last sale price on January 31, 1996 was $11. As of January 31, 1996, there were approximately 65 shareholders of record. Shares of approximately 1,550 beneficial owners of the Company's common stock are held by brokers, dealers and their nominees. The Company has not declared or paid any cash dividends on its capital stock. The Company currently intends to retain all earnings for its use in its business.

TRANSFER AGENT AND REGISTRAR
Chemical Bank
450 West 33rd Street
New York, New York 10001

ANNUAL MEETING
The 1996 Annual Meeting of Shareholders will be held on June 11,
1996. A formal notice of the meeting with a proxy statement and proxy, is scheduled to be mailed during the week of May 6, 1996.

ITEM 6 - SELECTED FINANCIAL DATA



                                                                          FISCAL YEAR ENDED JANUARY 31,
STATEMENT OF OPERATIONS DATA:                           1992            1993          1994         1995         1996
Revenues                                             $10,359         $15,211       $19,119      $20,097      $21,855
Operating income (loss)                                2,223           3,780         3,289        2,501*      (3,630)*
Income (loss) from continuing operations               1,489           2,456         2,537        1,737*      (2,897)*
Net income (loss)                                      1,256           2,482         2,556        1,737*      (2,897)*
Income per share from
   continuing operations                             $  0.47         $  0.69       $  0.60      $  0.41      $ (0.67)
Net income (loss) per share                          $  0.39         $  0.70       $  0.60      $  0.41      $ (0.67)
Weighted average number of
   common and common equivalent
   shares outstanding                                  3,197           3,556         4,236        4,257        4,304

* Includes the effects of acquired research and development expenses of $1,002,000 and $3,586,674 recorded in connection with the acquisition of Skribe Software, Inc. and Soft Systems, Ltd.
in fiscal 1995 and 1996, respectively.


BALANCE SHEET DATA:
Working capital                                      $ 3,674         $12,413       $14,554      $15,267      $13,655
Total assets                                           7,348          17,155        19,840       22,316       22,124
Total debt                                               493             321           147           45           --
Total shareholders' equity                             4,137          13,890        16,692       18,751       18,020

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations. The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of total revenues and the percentage increase (decrease) in the dollar amount of such items as compared to the prior year for the three years ended January 31, 1994, 1995 and 1996.

                                                                                            Fiscal 1995     Fiscal 1996
                                                          Year ended January 31,               over            over
Revenues:                                              1994        1995        1996         FISCAL 1994     FISCAL 1995
License fees                                           80.8%       76.2%       71.3%           (0.8)%           1.7%
Maintenance and support services                       19.2        23.8        28.7            30.1            31.2
Operating expenses:
Cost of license fees                                    2.0         3.1         4.3            65.9            51.4
Cost of maintenance and support services                7.9         9.0        11.3            20.1            35.6
Development                                            11.6        13.2        12.5            19.1             3.1
Selling                                                40.5        36.1        46.1            (6.3)           38.7
General and administrative                             20.8        21.2        20.2             6.9             3.9
Restructuring charges                                    --          --         5.8              --           100.0
Acquired research and development                        --         5.0        16.4           100.0           258.0
Total operating expenses                               82.8        87.6        16.6            11.1            44.8
Operating income (loss)                                17.2        12.4       (16.6)          (23.9)         (245.2)
Investment income, net                                  1.4         1.7         2.7            31.4            69.4

Income (loss) from continuing operations
  before income taxes                                  18.6        14.2       (13.9)          (19.7)         (206.4)
Income taxes                                            5.3         5.5       ( 0.6)            9.4          (112.4)
Income (loss) from continuing operations               13.3%        8.6%      (13.3)%         (31.5)%        (266.7)%

Revenues. The Company's total revenues were $19,119,000,
$20,097,000 and $21,855,000 in fiscal 1994, 1995 and 1996,
respectively. Revenues increased by $978,000, or 5%, from fiscal
1994 to 1995, and by $1,758,000, or 9%, from fiscal 1995 to 1996.

License fees were $15,444,000, $15,314,000 and $15,582,000 in fiscal 1994, 1995 and 1996, respectively. License fees decreased by $130,000, or 1%, from fiscal 1994 to 1995 and increased by $268,000, or 2% from fiscal 1995 to 1996. License fees from United States customers decreased by 1% from $10,524,000 in fiscal 1994 to $10,508,000 in fiscal 1995 and increased by 3 % to $10,809,000 in fiscal 1996. The increase in license fees from United States customers was due principally to increased revenues from direct sales. License fees from direct sales to customers in the United States increased by 1% from $4,755,000 in fiscal 1994 to $4,793,000 in fiscal 1995 and by 6% to $5,098,000 in fiscal
1996. License fees from international customers decreased by 2% from $4,920,000 in fiscal 1994 to $4,806,000 in fiscal 1995 and decreased by 23% to $3,687,000 in fiscal 1996.

The Company added approximately 150 new OEM customers worldwide, at an average prepaid license fee of approximately $19,500 in fiscal 1994, approximately 120 new OEM customers worldwide, at an average prepaid license fee of approximately $18,500 in fiscal 1995 and approximately 70 new OEM customers worldwide, at an average prepaid license fee of approximately $20,500 in fiscal 1996. As of January 31, 1996, the Company had an installed base of approximately 950 OEM customers worldwide.

Maintenance and support services revenues were $3,675,000, $4,783,000 and $6,273,000 in fiscal 1994, 1995 and 1996, respectively. Maintenance and support services revenues increased by $1,108,000, or 30%, from fiscal 1994 to 1995 and by
$1,490,000, or 31%, from fiscal 1995 to 1996. Maintenance and support services revenues increased principally as a result of the increase in the installed customer base and increases in training and consulting revenues.

Cost of License Fees. Cost of license fees includes the amortization of capitalized software costs and the costs of magnetic media, packaging and documentation. Cost of license fees was $373,000, $619,000 and $937,000 for fiscal 1994, 1995 and
1996, respectively. Cost of license fees as a percentage of revenues was 2%, for fiscal year 1994, 3% for fiscal year 1995 and 4% for fiscal 1996. The increases in cost of license fees are due primarily to increases in the amortization of capitalized software development costs and additional documentation costs associated with the release of new software products. Amortization of capitalized software development costs was $236,000, $488,000 and $765,000 in fiscal 1994, 1995 and 1996, respectively.

Cost of Maintenance and Support Services. Cost of maintenance and support services includes the costs associated with supplying customers with technical assistance and training and consulting services. Cost of maintenance and support services was $1,512,000, $1,817,000 and $2,464,000 for fiscal 1994, 1995 and
1996, respectively. Cost of maintenance and support services as a percentage of revenues was 8%, 9% and 11% for fiscal 1994, 1995 and 1996, respectively. The increases in cost of maintenance and support services are due principally to growth in the Company's technical support, training and consulting staff. The Company expects cost of maintenance and support services to continue to increase as the Company's customer base expands.

Development Expenses. Development expenses were $2,219,000, $2,644,000 and $2,727,000 in fiscal 1994, 1995 and 1996, respectively. Development expenses as a percentage of revenues were 12%, 13%, and 12% for fiscal 1994, 1995 and
1996, respectively. Development expenses increased in each of the last three fiscal years primarily as a result of the addition of development personnel and equipment to modify, maintain and enhance the existing versions of the Company's software products and to develop new software products. The Company capitalized $828,000, $859,000 and $1,038,000 of development expenditures in fiscal 1994, 1995, and 1996, respectively. The Company expects development expenditures to decrease in fiscal 1997 due to the restructuring of its product development operations.

Selling Expenses. Selling expenses were $7,753,000, $7,264,000 and $10,074,000 in fiscal 1994, 1995 and 1996, respectively. Selling expenses as a percentage of revenues were 41%, 36% and 46% in fiscal 1994, 1995 and 1996, respectively. The decrease in selling expenses from 1994 to 1995 was primarily due to the decrease in trade show participation and other marketing activities. The increase in selling expenses from 1995 to 1996 was primarily due to increased commissions, the addition of sales and marketing personnel, and increased marketing expenses related to the release of new products. The Company expects selling expenses to increase as the Company expands its sales and marketing personnel and its marketing activities in fiscal 1997.

General and Administrative Expenses. General and administrative expenses were $3,973,000, $4,249,000 and $4,415,000 for fiscal
1994, 1995 and 1996, respectively. General and administrative expenses as a percentage of revenues were 21%, 21% and 20% in fiscal 1994, 1995 and 1996, respectively. The increases were due principally to the addition of personnel to support the growth of the Company's operations and increases in other administrative expenses. The decrease in general and administrative expenses as a percentage of revenues from fiscal 1995 to 1996 was due primarily to increased revenues without a proportionate increase in general and administrative expenses.

Restructuring Charges. As a result of recent acquisitions, the Company made the decision in the third quarter of fiscal 1996 to allocate a substantially greater portion of its research and development resources towards its new products. As a result of the transition, the Company recorded restructuring charges of $1,282,000. These charges consisted primarily of the write-down of capitalized software development costs of approximately $687,000 related to the Company's older generation products and the write-down of certain fixed assets of approximately $232,000, as well as other costs associated with the restructuring.

Acquired Research and Development Costs. On June 17, 1994 the Company acquired the outstanding common shares of Skribe Software, Inc. ("Skribe"). The total cost to the Company was approximately $1,525,000 plus direct acquisition costs of approximately $75,000 and was paid in cash. The Company used the purchase method of accounting for the acquisition. In this regard, the Company recorded a one-time, nontax-deductible charge for acquired research and development costs of $1,002,000 in the second quarter of fiscal 1995. The technological feasibility of the acquired in-process technology had not been established and had no alternative future use.

On September 29, 1995 the Company acquired the outstanding stock of Soft Systems, Limited ("Soft Systems"), a United Kingdom corporation. The total cost to the Company was approximately $4,020,000 ($2,251,280 cash and 248,083 unregistered shares of the Company's common stock) plus direct acquisition costs of approximately $325,000. The Company used the purchase method of accounting for the acquisition. In this regard, the Company recorded a one-time, nontax-deductible charge for acquired research and development costs of $3,587,000 in the third quarter of fiscal 1996. The technological feasibility of the acquired in-process technology had not been established and had no alternative future use.

Investment Income, Net. The Company recorded net investment income of $267,000, $351,000 and $595,000, in fiscal 1994, 1995 and 1996, respectively. The increase in net investment income is principally due to the increase in cash and cash equivalents, marketable securities available for investment and the high interest-bearing note receivable from affiliate.

Income Taxes. Income tax expense (benefit) on income (loss) from continuing operations for fiscal 1994, 1995 and 1996 was $1,019,000, $1,115,000 and $(139,000), respectively. Research and development credits of approximately $80,000, $160,000 and $60,000 were utilized in fiscal 1994, 1995 and 1996, respectively, to reduce federal income taxes. The Company's effective tax rate on income from continuing operations was 29%, 40% and 5% in fiscal 1994, 1995 and 1996, respectively. The Company's effective tax rate increased to 40% in fiscal 1995 due primarily to the nontax-deductible acquired research and development charges recorded in connection to the acquisition of Skribe, Inc. The income tax benefit in fiscal 1996 was at an effective rate of only 5% due principally to the nontax-deductible acquired research and development charges recorded in connection with the acquisition of Soft Systems, Ltd.

Income (Loss) Per Share. Net income (loss) per share was $0.60, $0.41 and $(0.67) in fiscal 1994, 1995 and 1996, respectively.
Income per share from continuing operations decreased 32% to $0.41 in fiscal 1995 primarily due to the one-time nontax-deductible charge of $1,002,000 or $0.24 per share for acquired research and development costs recorded in the second quarter of fiscal 1995 ended July 31, 1994. Income (loss) per share from continuing operations decreased 267% to $(0.67) in fiscal 1996 primarily due to the one-time nontax-deductible charge of $3,587,000 or $0.83 per share for acquired research and development costs and the restructuring charges of $1,282,000 or $0.19 per share, net of tax, related to the Company's development operations recorded in the third quarter of fiscal.

Quarterly Results. The following table sets forth certain unaudited consolidated quarterly financial information for fiscal 1995 and 1996. This information has been prepared by the Company on substantially the same basis as the audited consolidated financial statements and includes all normal recurring adjustments necessary for a fair presentation of the results for such periods. This information should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

                                                        Fiscal 1995                              Fiscal 1996
                                              Q1       Q2        Q3       Q4          Q1        Q2         Q3       Q4
                                                               (in thousands, except per share)
Revenues                                   $4,882   $4,734    $5,093    $5,388     $5,294    $5,259    $ 5,295   $6,007
Operating expenses:
Cost of license fees                          120      117       194       188        204       199        255      279
Cost of maintenance and support
    services                                  457      434       454       472        533       567        659      705
Development                                   641      543       676       785        776       813        625      513
Selling                                     1,887    1,741     1,777     1,859      2,246     2,465      2,486    2,877
General & administrative                      939    1,176     1,121     1,013      1,003     1,083      1,136    1,193
Restructuring charges                          --       --        --        --         --        --      1,282       --
Acquired research &
    development                                --    1,002        --        --         --        --      3,587       --
Total operating expenses                    4,044    5,013     4,222     4,317      4,762     5,127     10,030    5,567
Operating income (loss)                       838     (279)      871     1,071        532       132     (4,735)     440
Investment income, net                         76       88        91        96        125       169        168      133
Income (loss) before income taxes             914     (191)      962     1,167        657       301     (4,567)     573
Income taxes                                  287      220       251       357        187        35       (431)      70

Net income (loss)                          $  627   $ (411)   $  711    $  810     $  470    $  266    $(4,136)  $  503

Net income (loss) per share                $ 0.15   $(0.10)   $ 0.17    $ 0.19     $ 0.11    $ 0.06    $ (0.96)  $ 0.11

Weighted average number of
    common and common
    equivalent shares outstanding           4,220    4,130     4,276     4,320      4,344     4,364      4,312    4,628

The Company typically realizes a larger percentage of its revenues in the second half of each fiscal year. This factor is due in part to the Company's sales commission plan, which compensates sales personnel for achieving or exceeding quarterly and annual quotas. A high percentage of the Company's expenses are relatively fixed, including costs of personnel, and are not susceptible to rapid reduction. Therefore, delays in closing significant product licensing transactions near the end of a quarter may cause quarterly income to fall below anticipated levels.

Liquidity and Capital Resources. Cash provided by operating activities was $2,854,000, $4,375,000 and $2,750,000 for fiscal
1994, 1995 and 1996, respectively. The increase in fiscal 1995 from 1994 was due principally to increased income from operations and a proportionally smaller increase in accounts receivable. The decrease in fiscal 1996 from 1995 was due principally to decreased income from operations before acquisition related charges. The Company has financed capital expenditures and acquisitions with funds from operating activities.

As of January 31, 1996, the Company had working capital of $13,656,000, including $5,633,000 in cash and cash equivalents and $2,601,000 in marketable securities. Aggregate operating lease obligations as of January 31, 1996, were $3,051,000, of which $880,000 is payable during fiscal 1997.

The Company believes that the current cash and cash equivalents and cash flow from operations will be sufficient to provide the liquidity and capital resources to meet its long-term debt and lease obligations and to finance operating needs, research and development activities and planned growth for at least the next twelve months.

Inflation. Management believes inflation has not had a material effect on the Company's operations or on its financial condition.

Foreign Currency Transactions. Approximately 28% of revenues generated outside of the United States are negotiated, invoiced and paid in U.S. dollars. All other international revenues are the result of agreements entered into by the foreign subsidiaries of the Company and provide for payment in a foreign currency. Gains and losses on foreign currency transactions have not been significant. For foreign subsidiaries, the balance sheet accounts are translated at the year-end exchange rates and income statement items are translated at the average exchange rates for the year. Resulting translation adjustments are recorded in a separate component of Shareholders' Equity, "Foreign currency translation adjustments." The adjustments were $(118,432) and $(214,201) as of January 31, 1995 and 1996, respectively.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and schedules are set forth in Item 14.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on June 11, 1996. Information required by this item is included in the section entitled "Executive Officers of the Registrant",
Item 4(A) in Part I of this Form 10-K. Information regarding compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by the Company's directors and executive officers and persons who own more than ten percent of the Company's common stock is set forth in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on June 11, 1996.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1996 Annual
Meeting of Shareholders to be held on June 11, 1996.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1996 Annual
Meeting of Shareholders to be held on June 11, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1996 Annual
Meeting of Shareholders to be held on June 11, 1996.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)         1.      Financial Statements
            2.      Report of Independent Auditors

                                       IQ Software Corporation and Subsidiaries
                                              Consolidated Balance Sheets

                                                                 January 31,              January 31,
ASSETS                                                              1995                      1996
Current assets:
    Cash and cash equivalents                                  $ 7,699,398               $ 5,632,580
    Marketable securities (Note 3)                               3,895,891                 2,601,055
    Accounts receivable, net of allowance for
     doubtful accounts of $432,000 and $457,000
     at January 31, 1995 and 1996, respectively                  5,785,606                 5,838,128
    Prepaid expenses and other current assets                      771,395                 1,266,595
    Note receivable from affiliate (Note 4)                             --                 1,800,000
Total current assets                                            18,152,290                17,138,358
Property and equipment:
    Furniture and fixtures                                         937,314                 1,183,692
    Equipment                                                    3,099,455                 4,259,707
                                                                 4,036,769                 5,443,399
Allowance for depreciation                                      (2,227,076)               (3,416,027)
                                                                 1,809,693                 2,027,372
Capitalized software development costs, net of
    accumulated amortization of $626,000 and
    $936,000 at January 31, 1995 and 1996, respectively          1,553,207                 1,226,123
Purchased software and related costs, net of accumulated
    amortization of $99,000 and $211,000 at
    January 31, 1995 and 1996, respectively                        682,788                 1,568,763
Other assets                                                       118,267                   163,245
    Total assets                                               $22,316,245               $22,123,861

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $   569,585               $ 1,091,638
    Accrued expenses                                               724,592                   816,378
    Current portion of long-term debt                               45,216                        --
    Unearned revenue                                             1,049,600                 1,375,449
    Income taxes payable (Note 7)                                  287,754                        --
    Current portion of deferred income taxes (Note 7)              209,000                   200,000
Total current liabilities                                        2,885,747                 3,483,465

Deferred income taxes, less current portion (Note 7)               679,000                   620,000

Shareholders' equity (Note 9):
   Preferred stock, $0.01 par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares - none                                --                        --

   Common stock, $0.00033 par value
    Authorized shares - 30,000,000
    Issued and outstanding shares - 4,177,158 at January 31,
    1995 and 4,494,941 at January 31, 1996                           1,379                     1,484
   Additional paid-in capital                                    9,217,120                11,404,931
   Retained earnings                                             9,723,886                 6,827,235
   Net unrealized gain (loss) on marketable securities
    available for sale (Note 3)                                    (72,455)                      947
   Foreign currency translation adjustments                       (118,432)                 (214,201)
Total shareholders' equity                                      18,751,498                18,020,396
   Total liabilities and shareholders' equity                  $22,316,245               $22,123,861

See accompanying notes.

                                       IQ Software Corporation and Subsidiaries
                                         Consolidated Statements of Operations
                                            For the years ended January 31,


                                                                   1994                  1995              1996
Revenues:
    License fees                                               $15,444,222           $15,314,340       $15,582,053
    Maintenance and support services                             3,674,424             4,782,640         6,273,012
                                                                19,118,646            20,096,980        21,855,065
Operating expenses:
    Cost of license fees                                           372,858               618,817           936,758
    Cost of maintenance and support services                     1,511,854             1,817,235         2,463,736
    Development                                                  2,218,796             2,644,454         2,727,014
    Selling                                                      7,752,817             7,264,256        10,074,045
    General and administrative                                   3,973,090             4,249,094         4,415,481
    Restructuring charges (Note 6)                                      --                    --         1,281,812
    Acquired research and development costs (Note 5)                    --             1,002,000         3,586,674
Total operating expenses                                        15,829,415            17,595,856        25,485,520

Operating income (loss)                                          3,289,231             2,501,124        (3,630,455)

Investment income, net                                             266,965               351,055           594,804

Income (loss) from continuing operations
    before income taxes                                          3,556,196             2,852,179        (3,035,651)
Income taxes (Note 7):
    Current                                                      1,002,000             1,165,000           112,000
    Deferred                                                        17,000               (50,000)         (251,000)
                                                                 1,019,000             1,115,000          (139,000)
Income (loss) from continuing operations                         2,537,196             1,737,179        (2,896,651)

Gain on sale of discontinued operations (less
    applicable income taxes of $11,000)                             19,006                    --                --
Net income (loss)                                              $ 2,556,202           $ 1,737,179       $(2,896,651)

Net income (loss) per share:                                   $      0.60           $      0.41       $     (0.67)

Weighted average number of common and common
    equivalent shares outstanding                                4,236,000             4,257,000         4,304,000

See accompanying notes.

                                            IQ Software Corporation and Subsidiaries
                                        Consolidated Statements of Shareholders' Equity


                                                                                      Unrealized      Foreign
                                    Common                  Additional               (Loss) Gain     Currency       Total
                                    Stock                     Paid-in    Retained   on Marketable   Translation  Shareholders'
                                    Shares       Amount      Capital      Earnings    Securities    Adjustments    Equity
Balances at January 31, 1993       4,044,908     $1,335    $ 8,734,801  $ 5,430,505     $    --      $(276,614)  $13,890,027
Issuance of common stock              53,125                        18       37,735          --             --        37,753
Tax benefit from exercise of
  nonqualified stock options
  and disqualifying dispo-
  sitions of incentive stock
  options                                 --         --        123,733           --          --             --       123,733
Net income                                --         --             --           --          --             --     2,556,202
Foreign currency
  translation adjustments                 --         --             --           --          --         84,055        84,055
Balances at January 31, 1994       4,098,033      1,353      8,896,269    7,986,707          --       (192,559)   16,691,770
Issuance of common stock              79,125         26        201,844           --          --             --       201,870
Tax benefit from exercise of
  nonqualified stock options
  and disqualifying dispo-
  sitions of incentive stock
  options                                 --         --        119,007           --          --             --       119,007
Net income                                --         --             --    1,737,179          --             --     1,737,179
Foreign currency
  translation adjustments                 --         --             --           --          --         74,127        74,127
Unrealized loss on market-
  able securities available
  for sale                                --         --             --           --     (72,455)            --       (72,455)
Balances at January 31, 1995       4,177,158      1,379      9,217,120    9,723,886     (72,455)      (118,432)   18,751,498
Issuance of common stock
  related to stock options           317,783         23        340,355           --          --             --       340,378
Issuance of common stock
  related to acquisition of
  Soft Systems, Ltd.                      --         82      1,768,918           --          --             --     1,769,000
Tax benefit from exercise of
  nonqualified stock options
  and disqualifying dispo-
  sitions of incentive stock
  options                                 --         --         78,538           --          --             --        78,538
Net loss                                  --         --             --   (2,896,651)         --             --    (2,896,651)
Foreign currency
  translation adjustments                 --         --             --           --          --        (95,769)      (95,769)
Unrealized gain on market-
  able securities available
  for sale                                --         --             --           --      73,402              --       73,402
Balances at January 31, 1996       4,494,941     $1,484    $11,404,931  $ 6,827,235     $   947      $ (214,201) $18,020,396

See accompanying notes.

                                       IQ Software Corporation and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                           For the years ended January 31,

                                                                        1994               1995            1996
Operating activities:
    Net income (loss)                                               $2 ,556,202        $1,737,179      $(2,896,651)
    Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Gain on sale of discontinued operations                             (19,006)               --               --
    Depreciation and amortization                                       861,703         1,276,684        2,544,574
    Acquired research and development costs (Note 5)                         --         1,002,000        3,586,674
    Deferred income taxes                                                17,000           (91,885)        (250,496)
    Changes in operating assets and liabilities:
    Accounts receivable                                                 (398,525)          73,201          (21,857)
    Prepaid expenses and other current assets                           (317,249)          50,196         (474,136)
    Accounts payable                                                     319,873          (31,281)         332,455
    Accrued expenses                                                    (228,539)         (32,614)        (144,085)
    Unearned revenue                                                     199,888           71,683          309,608
    Income taxes payable                                                (136,877)         320,756         (235,931)
    Net cash provided by operating activities                         2,854,470         4,374,519        2,750,155

Investing activities:
    Purchases of property and equipment                              (1,245,530)         (977,824)      (1,137,734)
    Additions to capitalized software development costs                (828,073)         (858,783)      (1,038,240)
    Advances under Note receivable from
      affiliate (Note 4)                                                     --                --       (1,800,000)
    Payments in connection with acquisition of Soft
      Systems, Ltd., less cash acquired (Note 5)                             --                --       (2,146,830)
    Payments in connection with acquisition of Skribe
      Software, Inc., less cash acquired (Note 5)                            --        (1,480,998)         (76,873)
    Purchases (sales) of marketable securities                         (502,500)       (3,465,846)       1,368,238
    Proceeds from sale of discontinued operations                        30,000                --               --
    Other investing activities                                           85,455           (10,706)         (46,337)
    Net cash used in investing activities                            (2,460,658)       (6,794,157)      (4,933,701)

Financing activities:
    Payments on long-term debt                                         (173,516)         (101,853)        (168,824)
    Proceeds from issuance of common stock                               37,753           201,870          340,378
    Net cash provided by (used in) financing activities                (135,763)          100,017          171,554
    Effect of exchange rate changes on cash                              20,364            73,092          (54,826)
    Net increase (decrease) in cash and cash equivalents                278,413        (2,246,529)      (2,066,818)
    Cash and cash equivalents at beginning of period                  9,667,514         9,945,927        7,699,398
    Cash and cash equivalents at end of period                     $  9,945,927        $7,699,398      $ 5,632,580

Supplemental disclosure of cash flow information:
    Cash paid for interest                                         $     32,358        $   13,903      $     1,611
    Cash paid for income taxes                                     $  1,099,845        $  845,383      $   292,250

See accompanying notes.

           Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
IQ Software Corporation (the "Company"), a Georgia corporation, designs, develops, markets and supports a family of data access, analysis and custom report writing software products. Principal customers are (1) vertical market application software developers who integrate the Company's software into their products for license to end users, (2) large corporate customers, and (3) federal, state and local governments. As of January 31, 1995 and 1996, the Company had a wholly-owned subsidiary located in the United Kingdom.

Principles of Consolidation
The consolidated financial statements of the Company include the accounts of all of its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
The Company's revenue recognition practices are in accordance with the AICPA Statement of Position 91-1 on Software Revenue Recognition. Revenue from software licenses is recognized in accordance with the provisions of each respective software license agreement (the "Agreements"). These Agreements between the Company and various software companies are generally for an initial period of 12-60 months and automatically renew for 12-month periods thereafter. License fees, which are non-refundable, are recognized as revenue when the software is delivered and a license agreement has been accepted.
Direct sales of software are recorded as revenue when shipped. Amounts prepaid for maintenance and support services are recorded as unearned revenue and recognized ratably over the service period. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management's estimates in determining the level of allowance for doubtful accounts. The provision for doubtful accounts is included in the general and administrative expenses and was $1,304,000, $1,216,000 and $862,000 for fiscal years 1994, 1995 and 1996, respectively.

Cost of License Fees
The cost of license fees consists of the amortization of capitalized computer software development costs, purchased software and, to a lesser extent, the costs of magnetic media, packaging and documentation.

Cost of Maintenance and Support Services
The cost of maintenance and support services includes the costs associated with supplying customers with technical assistance and training and consulting services.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values.

Marketable Securities
Effective February 1, 1994, the company adopted the provisions of Statement of Financial Accounting Standards No.115("SFAS No.115"). There was no impact of adopting SFAS No.115. SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all debt securities with original maturity dates of greater than 90 days are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Interest and dividends on securities classified as available-for-sale are included in investment income. All available-for-sale securities are classified as current since they are available for use in the Company's current operations.

Capitalized Software Development Costs and Purchased Software and
Related Costs
Costs related to internally developed software which are incurred after the establishment of technological feasibility are capitalized; costs incurred prior to that point are considered research and development expenditures and are expensed as incurred. Purchased software and related costs, including goodwill, consists of costs capitalized in connection with the Company's acquisitions of Skribe Software, Inc. and Soft Systems, Limited (see Note 5). Such capitalized costs are generally amortized over 3 to 10 years, the estimated lives of the assets. The Company believes that the carrying value and the amortization period of these costs remain appropriate based upon historical and anticipated sales levels. Amortization expense was approximately $236,000, $488,000 and $797,000, for the years ended January 31, 1994, 1995 and 1996, respectively.

Property and Equipment
Property and equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.

Advertising Costs
The Company expenses advertising costs as incurred in accordance with Statement of Position 93-7. Advertising expenses were $611,000, $479,000, and $963,000 for fiscal 1994, 1995 and 1996, respectively.

Foreign Currency Translation
For foreign subsidiaries, the balance sheet accounts are translated at the year-end exchange rates and income statement items are translated at the average exchange rates for the year. Resulting translation adjustments are made directly to a separate component of shareholders' equity. Exchange gains and losses are not material.

Net Income (Loss) Per Common Share
Net income(loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consists of dilutive stock options.

Stock Based Compensation
The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants. In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-based Compensation," which will be effective for the Company's fiscal year 1997. The Company intends to follow the disclosure alternative for stock compensation.

Impact of Recently Issued Accounting Standards
In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"),which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be dispose d of. The Company will adopt Statement No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe that the effect of adoption will be material.

2. FINANCIAL INSTRUMENTS
Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short term investments trade accounts and note receivable(see Note 4). The Company maintains cash and cash equivalents and short-term investments with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents - The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Investment securities - The fair values for marketable securities are based on quoted market prices (see Note 3).

Accounts receivable and accounts payable - The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

Note receivable from affiliate - The carrying amount reported in the balance sheet for the note receivable approximates its fair value.

3. MARKETABLE SECURITIES

The following is a summary of available-for-sale securities at January 31, 1995 and 1996:

                                            Gross      Estimated
                                          Unrealized      Fair
January 31, 1995               Cost         (Loss)        Value
Municipal securities        $2,011,000    $ (59,000)  $1,952,000
Other debt securities        1,518,000           --    1,518,000
  Total debt securities      3,529,000      (59,000)   3,470,000
Equity securities              481,000      (55,000)     426,000
                            $4,010,000    $(114,000)  $3,896,000


                                            Gross      Estimated
                                          Unrealized     Fair
January 31, 1996               Cost        Gain(Loss)    Value
Municipal securities        $2,368,000    $  28,000   $2,396,000
Equity securities              232,000      (27,000)     205,000
                            $2,600,000    $   1,000   $2,601,000

The adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity totaled $(72,000) and $1,000, net of deferred taxes, as of January 31, 1995 and 1996, respectively.

As of January 31, 1995 and 1996, the Company had no marketable securities classified as held-to-maturity.The amortized cost and estimated fair market value of debt and equity securities at January 31, 1996 by contractual maturity, are shown below.

                                                       Estimated
                                                          Fair
                                         Cost            Value
Due in 1 year or less                $1,367,000       $1,374,000
Due after one year through 3 years      407,000          410,000
Due after 3 years                       594,000          612,000
  Total debt securities               2,368,000        2,396,000
Equity securities                       232,000          205,000
                                     $2,600,000       $2,601,000

4. NOTE RECEIVABLE FROM AFFILIATE

On April 18, 1995, the Company loaned $1.8 million to Daystar Digital, Inc. pursuant to a note receivable (the "Note"). Under the terms of the agreement, the Note is payable one year from the date of the agreement. The Note bears interest payable monthly at a rate of prime plus 1/2 percent adjusted quarterly and is renewable at the end of one year. The interest rate on the date of the agreement was 91/2%. The Note is guaranteed by Intelligent Systems Corporation and is secured by 240,163 shares of the Company's common stock held by Intelligent Systems Corporation.

On April 18, 1996, the Company renewed the original agreement with Daystar Digital, Inc. for an additional nine months. Under the terms of the renewal, the Note bears interest payable monthly at a rate of prime plus 11/2 percent adjusted quarterly.

5. ACQUISITIONS

On September 29, 1995, the Company acquired all of the outstanding capital stock of Soft Systems, Ltd. ("Soft Systems"), a United Kingdom corporation, for approximately $4,020,000 (consisting of $2,251,000 of cash and 248,083 unregistered shares of the Company's common stock) plus direct acquisition costs of approximately $325,000. The acquisition was accounted for under the purchase method and accordingly, the operating results of Soft Systems have been included in the Company's operating results since the date of the acquisition. The purchase price was allocated among identifiable tangible assets and liabilities based on their respective fair values. In addition, the purchase price was allocated to certain intangible assets, including existing software products which had reached technological feasibility and acquired research and development costs of $3,587,000 which was expensed as a one-time, nontax-deductible charge at the acquisition date.

The following pro forma results of operations for the year ended January 31, 1995 and 1996 assume the acquisition occurred as of the beginning of the respective periods after giving effect to certain adjustments, including the elimination of license fees between the Company and Soft Systems, amortization of intangibles and purchased software costs, decreased investment income and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

(in thousands except per share data, unaudited)           Year ended               Year ended
                                                       January 31, 1995         January 31, 1996
Net revenues                                                $21,030                 $22,419
Net income (loss)                                             1,564                     116

Net income (loss) per share                                 $  0.35                 $  0.03

The one-time charge of $3,587,000 for purchased research and development costs related to the acquisition is included in these pro forma operating results in fiscal 1995.

On June 17, 1994, the Company acquired all of the outstanding common shares of Skribe Software, Inc. ("Skribe") for approximately $1,525,000 plus additional contingent consideration due quarterly through fiscal 1998 and direct acquisition costs of approximately $75,000. The contingent consideration is based upon revenues generated by products related to the purchased technology and is accounted for as additional goodwill. The Company accounted for the acquisition under the purchase method and, accordingly, the operating results of Skribe have been included in its operating results since the date of the acquisition. The purchase price was allocated among the identifiable tangible assets and liabilities based on their respective fair values. In addition, the purchase price was allocated to certain intangible assets, including existing software products which had reached technological feasibility and acquired research and development costs of $1,002,000 which was expensed as a one-time, nontax-deductible charge in the accompanying consolidated statements of operations. Skribe is a developer of report writing products in the Windows operating environment.

Exclusive of the effect of the acquired research and development expense of $1,002,000 or approximately $0.25 per share in 1995, pro forma statement of operations information, including pro forma revenues and pro forma net income for the Company and Skribe for the years ended January 31, 1994 and 1995 do not vary significantly from the accompanying consolidated statements of operations for those same periods.


6. RESTRUCTURING CHARGES

During the third quarter of fiscal 1996, the Company began to allocate a larger portion of its development resources to recently acquired products resulting in a restructuring of its product development operations. As a result, the Company recorded a pretax restructuring charges totaling $1,282,000 during the quarter ended October 31, 1995. The restructuring charges consisted primarily of the write-down of certain capitalized software development costs of approximately $687,000, write-down of certain fixed assets of approximately $232,000 and other costs associated with the restructuring of its product development operations.


7. INCOME TAXES

Current income tax expense for continuing operations consists of the following:


                                Year ended January 31,
                           1994          1995          1996
Federal                $  779,000    $  912,000     $ 197,000
State                      72,000       150,000        64,000
Foreign                   151,000       103,000      (149,000)
                       $1,002,000    $1,165,000     $ 112,000

Research and development credits of approximately $80,000, $160,000 and $60,000 were utilized in 1994, 1995 and 1996, respectively, to reduce federal income taxes.

Deferred income tax expense (benefit) results from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these timing differences are as follows:

                                    Year ended January 31,
                                 1994        1995          1996
Adjustment for cash method
  for tax reporting           $(240,000)  $(240,000)   $(240,000)
Capitalized software
  development costs             213,000     166,000     (108,000)
Other                            44,000      24,000       (3,000)
Total                         $  17,000   $ (50,000)   $(251,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 1995 and 1996, are as follows:

                                                January 31,
                                             1995        1996
Deferred tax liabilities:
  Adjustment for cash method
   for tax reporting                       $  241,000  $       --
  Capitalized software development costs      558,000     449,000
  Prepaid expenses                            188,000     320,000
  Purchased software development costs        152,000     283,000
   Total deferred tax liabilities           1,139,000   1,052,000

Deferred tax assets:
  Allowance for doubtful accounts, net        138,000     107,000
  Unrealized loss on marketable securities
    available for sale                         50,000       1,000
   Accumulated depreciation                    31,000      71,000
   Other, net                                  32,000      53,000
    Total deferred tax assets                 251,000     232,000
    Net deferred tax liabilities           $  888,000  $  820,000

Reconciliations of the statutory U.S. federal income tax rate of 34% to the effective tax rates are as follows:



                                        Year ended January 31,
                                      1994      1995        1996
Statutory tax rate                   34.0%      34.0%       34.0%
State income taxes, net of
 federal tax benefit                  2.6        2.6         2.6
Research and development tax
 credits                             (2.3)      (5.6)        2.0
Benefit from liquidation of
 German subsidiary                   (6.7)        --          --
Foreign taxes paid                     --       (2.6)        5.2
Acquired research and development
 costs                                 --       12.8       (40.2)
Other                                 1.1       (1.6)        1.0
Effective tax rate on income(loss)
 from continuing operations           28.7      39.6         4.6
Discontinued operations                0.3        --          --
Effective tax rate reflecting
 discontinued operations              29.0%     39.6%        4.6%

The Company does not provide for U.S. income taxes on undistributed earnings considered permanently invested in its foreign subsidiary. The amount of undistributed earnings which would be subject to U.S. federal income tax if repatriated as of January 31, 1995 and 1996 was approximately $556,000 and
$203,000, respectively.

8. LEASES

The Company leases office space and equipment. Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at January 31, 1996:

    1997                                       $  880,000
    1998                                          904,000
    1999                                          778,000
    2000                                          323,000
    2001                                           72,000
    Thereafter                                     94,000
    Total minimum lease payments               $3,051,000

Rental expense amounted to approximately $558,000, $598,000 and $813,000, for all operating leases for the years ended January
31, 1994, 1995 and 1996, respectively.


9. STOCK OPTION PLANS

Under the Company's 1988 stock option plan (the "1988 Plan") the Company may grant options to directors and key personnel for the purchase of 400,000 shares of the Company's common stock at prices not less than the fair market value of the shares on the date of the grant. Options granted prior to fiscal 1992 may be exercised not earlier than twelve months nor later than five years from the date of the grant and vest 25% each year; options granted after fiscal 1992 have a term of seven years. Option prices have historically been based on fair market value of the shares at the date of grant. Since prior to the Company's public offering in October 1992 there was no quoted market price available at the time of grant, the best estimate of the fair market value of the common stock was determined by the Board of Directors, based upon the most recent sales of stock. On June 29, 1993, the shareholders approved an additional stock option plan (the "1993 Plan") under which the Company may grant options to officers and key personnel for the purchase of 600,000 shares of the Company's common stock at a price not less than the fair market value of the shares on the date of the grant. Under the 1993 Plan, options may be exercised not earlier than twelve months nor later than ten years from the date of grant. Options granted may be exercised no later than seven years from the date of grant. The vesting of options has varied; however, no options shall vest earlier than twelve months from the date of grant.

On June 28, 1994 the shareholders approved the 1994 Non-Employee Directors Stock Option Plan (the "1994 Plan") under which the Company may grant options to non-employee directors of the Company for the purchase of 30,000 shares of the Company's common stock at a price equal to the simple average of the high and low selling price of the shares on the date of the grant. Under the 1994 Plan, options may be exercised not earlier than six months after granting but not later than seven years from the date of grant; however, the options vest immediately upon grant. Annually each non-employee director receives an option to purchase 1,000 shares. A summary of stock option activity for the three years ended January 31, 1996 is as follows:

                                                            Option Price                   Year ended January 31,
                                                       Per Share             1994            1995            1996
Outstanding at February 1                           $0.67 to $ 1.60        248,125         314,375         413,375
    Granted                                          6.50 to  14.63        181,000         253,000         136,500
    Exercised                                        0.67 to  10.75        (53,125)        (79,125)        (69,700)
    Canceled                                         1.50 to  14.63        (61,625)        (74,875)        (88,375)
Outstanding at January 31                           $0.67 to $10.75        314,375         413,375         391,800

Exercisable at January 31                                                  105,625          87,125         124,883

Shares available for future grants                                         239,375          91,250         343,125

At January 31, 1996, the Company had 734,925 shares of common stock reserved for future issuance under the 1988 Plan, the 1993
Plan and the 1994 Plan.

10. GEOGRAPHIC INFORMATION

Summarized data for the Company's operations in different geographic areas are as follows:



                                                                               Year ended January 31,
                                                                   1994                 1995                1996
Sales to unaffiliated customers
    (including exports):
    United States                                              $14,741,988          $15,845,221         $16,911,619
    Europe                                                       4,376,658            4,251,759           4,943,446
Total sales to unaffiliated customers                          $19,118,646          $20,096,980         $21,855,065

Sales to affiliates:
    United States                                              $ 1,168,283          $ 1,247,719         $ 1,471,709
    Europe                                                           1,559                   --                  --
    Eliminations                                                (1,169,842)          (1,247,719)         (1,471,709)
Total sales to affiliates                                      $        --          $        --         $        --

Operating income (loss):
    United States                                              $ 3,289,278          $ 2,554,108         $(4,407,205)*
    Europe                                                             (47)             (52,984)            776,750
Total operating income (loss)                                    3,289,231            2 501,124          (3,630,455)

Investment income, net                                             266,965              351,055             594,804

Income (loss) from continuing operations
    before income taxes                                        $ 3,556,196          $ 2,852,179         $(3,035,651)

Identifiable assets:
    United States                                              $10,821,724          $13,294,045         $15,536,024
    Europe                                                       1,393,341            1,443,975           1,219,407
    Eliminations                                                  (229,787)            (121,173)           (264,150)
Total identifiable assets                                       11,985,278           14,616,847          16,491,281
Corporate assets                                                 7,854,267            7,699,398           5,632,580
Total assets                                                   $19,839,545          $22,316,245         $22,123,861
</TABKE>
* Includes one-time charge of $3,587,000 related to the
acquisition of Soft Systems, Ltd.

In computing operating income (loss), none of the following items have been added or deducted: general corporate expenses and related allocations, interest income or expense, or income taxes.
All transfers between geographic areas are made at reasonable rates for the purpose of recovering certain research and development, marketing and general and administrative expenses which are incurred on the behalf of other locations. Export sales from the United States operations were $1,681,000, $2,010,000 and $1,940,000 for fiscal 1994, 1995 and 1996, respectively.



REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
IQ Software Corporation

We have audited the accompanying consolidated balance sheets of IQ Software Corporation and subsidiaries as of January 31, 1995 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item
14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IQ Software Corporation and subsidiaries at January 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally excepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




ERNST & YOUNG LLP

Atlanta, Georgia
March 1, 1996 except for the
 second paragraph of Note 4 as to
 which the date is April 18, 1996


(a)  2.   Financial Statement Schedules
          The following financial statement schedules are filed
          as a part of this report:

                 II. Valuation and Qualifying Accounts

          All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)  3.   Exhibits

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. Items marked with an asterisk relate to management contracts or compensatory plans or arrangements.

Exhibit
Number    Description    Filed herewith or incorporated by
                         reference hereto

 3.1      Amended and Restated          Exhibit 3(a) to the
          Articles of Incorporation     Company's Registration
                                        Statement on Form S-1,
                                        No. 33-47268

3.2       Amended and Restated          Exhibit 3(b) to the
          By-laws                       Company's Registration
                                        Statement on Form S-1,
                                        No. 33-47268

*10.1     Stock Option Plan,            Exhibit 10(a) to the
          as amended                    Company's Registration
                                        Statement on Form S-1,
                                        No. 33-47268

*10.2     Form of Incentive             Exhibit 10(f) to the
          Stock Option Agreement        Company's Registration
                                        Statement on Form S-1,
                                        No. 33-47268

 10.3     Form of Non-Disclosure        Exhibit 10(g) to the
          Agreement                     Company's Registration
                                        Statement on Form S-1,
                                        No. 33-47268

*10.4     1993 Stock Option Plan        Exhibit 10.4 to the
                                        Company's Annual Report
                                        on Form 10K for the year
                                        ended January 31, 1995

*10.5     1993 Incentive Stock          Exhibit 10.5 to the
          Option Agreement              Company's Annual Report
                                        on Form 10K for the year
                                        ended January 31, 1995

*10.6     Non-Employee Directors        Exhibit 10.6 to the
          Stock Option Plan             Company's Annual Report
                                        on Form 10K for the year
                                        ended January 31, 1995

*10.7     Form of Non-Qualified         Exhibit 10.7 to the
          Stock Option Plan             Company's Annual Report
                                        on Form 10K for the year
                                        ended January 31, 1995

 11.4     Statement of Computation      Filed herewith
          of Per Share Earnings

 23.4     Consent of Independent        Filed herewith
          Auditors

 24.4     Powers of Attorney            Filed herewith

(b)       Reports on Form 8-K

No reports on Form 8-K were filed during the fiscal quarter ended
January 31, 1996.

          Exhibits

                    See Item 14(a)(3) above.

(d)       Financial Statement Schedules

                    See Item 14(a)(2) above.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        IQ SOFTWARE CORPORATION


         /s/ CHARLES R. CHITTY
           Charles R. Chitty
        Chairman, President and Chief Executive Officer
        Dated: April 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature


 /s/ CHARLES R. CHITTY
    Charles R. Chitty                        J. Leland Strange
Chairman, President and Chief            Director
Executive Officer                        Date: April 28, 1996
(Principal Executive Officer)
Date: April 28, 1996


    /s/ J. KENT ELMER                       UGO F. IPPOLITO *
      J. Kent Elmer                         Ugo F. Ippolito
Controller (Principal                    Director
Accounting Officer)                      Date: April 28, 1996
Date: April 28, 1996

                                         * By Power of Attorney

J. WILLIAM GOODHEW, III *                  /s/ J. KENT ELMER
J. William Goodhew, III                      J. Kent Elmer
Director                                 Attorney in fact
Date: April 28, 1996                     Date: April 28, 1996


  RICHARD L. JACKSON *
  Richard L. Jackson
Director
Date: April 28, 1996

Corporate Information
STOCK LISTING INFORMATION
IQ Software Corporation common stock is quoted on the NASDAQ
National Market System under the symbol IQSW.

MARKET PRICE INFORMATION
The table below presents the high and low closing prices for IQ
Software Corporation common stock as reported by NASDAQ for the years ended January 31, 1996 and 1995.

                                          1995              1994
Fiscal Year Ended January 31,        High     Low       High     Low
First Quarter                        14-1\2    9-3\4     9-1\2   6
Second Quarter                       15-1\4    10-3\4    8       6
Third Quarter                        16-1\2    11-1\2   16       6-1\2
Fourth Quarter                       17-3\4    9-3\4    16-1\2   8-1\2

     The last sale price on January 31, 1996 was $11. As of January 31, 1996, there were approximately 65 shareholders of record. Shares of approximately 1,550 beneficial owners of the Company's common stock are held by brokers, dealers and their nominees. The Company has not declared or paid any cash dividends on its capital stock. The Com-pany currently intends to retain all earnings for its use in its business.

TRANSFER AGENT AND REGISTRAR
     Chemical Bank
     450 West 33rd Street
     New York, New York 10001

ANNUAL MEETING
The 1996 Annual Meeting of Shareholders will be held on June 11,
1996. A formal notice of the meeting with a proxy statement and proxy, is scheduled to be mailed during the week of May 6, 1996.



[INSIDE BACK COVER - LOGO IQ SOFTWARE]
IQ Software Corporation
3295 River Exchange Drive, Suite 550
Norcross, Georgia 30092

copyright - 1995 IQ Software Corporation

Intelligent Query, IQ Access and the IQ Software logo are registered trademarks of IQ Software Corporation. IQ, IQ/Objects and
IQ/SmartServer are trademarks of IQ Software Corporation. All other product names are trademarks or registered trademarks of their respective companies.



[BACK COVER]
LOGO IQ SOFTWARE

