Form 10-Q
period 1996-04-30
IQ SOFTWARE CORP
filed 1996-06-14
CIK 886167

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For Quarter Ended              April 30, 1996


         Commission file number              0-20085


                    IQ SOFTWARE CORPORATION
     (Exact name of registrant as specified in its charter)




             GEORGIA                         58-1614492
  (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)        Identification No.)

              3295 River Exchange Drive, Suite 550
                       Norcross, Georgia
                             30092
             Address of principal executive office)
                           (Zip Code)

                         (770) 446-8880
      Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                     NUMBER OF SHARES
       CLASS                    OUTSTANDING AT JUNE 5, 1996
       Common                           4,582,632


FORM 10-Q

                    IQ SOFTWARE CORPORATION
                           Form 10-Q
                  Quarter Ended April 30, 1996

                       Table of Contents


                                                           Page
                                                          Number
     Part I.  Financial Information

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - April 30,
       1996 (unaudited) and January 31, 1996                3

     Condensed Consolidated Statements of Income
       (unaudited) - Three months ended April 30, 1996
        and 1995                                            4

     Condensed Consolidated Statements of Cash Flows
       (unaudited) - Three months ended April 30, 1996
        and 1995                                            5

     Notes to Condensed Consolidated Financial
       Statements                                           6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                 7



     Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K                    9

     Signatures                                             9



FORM 10-Q

                                            PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                                       IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               April 30, 1996    January 31, 1996
                                                                                 (unaudited)
                                       ASSETS
Current Assets:
    Cash and cash equivalents......................................              $ 4,465,774        $ 5,632,580
    Marketable securities..........................................                3,973,756          2,601,055
    Accounts receivable, net of allowance for doubtful accounts of
      $427,000 at April 30, 1996 and $457,000 at January 31, 1996..                6,243,243          5,838,128
    Note receivable from affiliate (Note 2)........................                1,800,000          1,800,000
    Prepaid expenses and other current assets......................                1,274,771          1,266,595

Total current assets...............................................               17,757,544         17,138,358
Property and equipment:
    Furniture and fixtures.........................................                1,170,492          1,183,692
    Equipment......................................................                4,311,265          4,259,707

                                                                                   5,481,757          5,443,399
Allowance for depreciation.........................................               (3,634,378)        (3,416,027)

                                                                                   1,847,379          2,027,372

Capitalized software development costs, net of accumulated
    amortization of $1,106,000 at April 30, 1996 and  $936,000 at
    January 31, 1996...............................................                1,299,297          1,226,123
Purchased software and other intangible assets, net of accumulated amortization of $326,000 as of April 30, 1996 and $267,000 at
    January 31, 1996...............................................                1,599,439          1,568,763
Other assets.......................................................                  162,076            163,245

    Total assets...................................................              $22,665,735        $22,123,861



    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable...............................................              $   642,037        $ 1,091,638
    Accrued expenses...............................................                  897,977            816,378
    Unearned revenue...............................................                1,253,043          1,375,449
    Income taxes payable...........................................                  120,889                 --
    Current portion of deferred income taxes.......................                  206,000            200,000

Total current liabilities..........................................                3,119,946          3,483,465
Deferred income taxes, less current portion........................                  583,000            620,000

Shareholders' equity:
Preferred stock, $.01 par value:
    Authorized shares - 5,000,000 - Issued and outstanding shares - none                  --                 --
Common Stock, $.00033 par value:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 4,566,132 at April 30, 1996
    and 4,494,941 at January 31, 1996..............................                    1,507              1,484
Additional paid-in capital.........................................               11,761,243         11,404,931
Retained earnings..................................................                7,419,051          6,827,235
Net unrealized (loss) gain on marketable securities available for sale                  (633)               947
Foreign currency translation adjustments...........................                 (218,379)          (214,201)

    Total shareholders' equity.....................................               18,962,789         18,020,396

    Total liabilities and shareholders' equity.....................              $22,665,735        $22,123,861



See Notes to Condensed Consolidated Financial Statements

FORM 10-Q

                                       IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (unaudited)


                                                                                         Three Months Ended
                                                                                             April 30,

                                                                                       1996               1995
Revenues:
    License fees......................................................             $4,108,457          $3,794,750
    Maintenance and support services..................................              1,798,230           1,498,570
                                                                                    5,906,687           5,293,320
Operating expenses:
    Cost of license fees..............................................                282,871             203,763
    Cost of maintenance and support services..........................                751,526             525,932
    Development.......................................................                497,935             776,502
    Selling...........................................................              2,597,151           2,241,071
    General and administrative........................................              1,069,334           1,013,526
      Total operating expenses........................................              5,198,817           4,760,794

Operating income......................................................                707,870             532,526

Investment income, net................................................                107,946             124,593

Income before income taxes............................................                815,816             657,119
Income tax expense....................................................                224,000             186,000

Net income............................................................             $  591,816          $  471,119

Net income per common share...........................................             $     0.13          $     0.11

Weighted average number of common and
  common equivalent shares outstanding................................              4,648,000           4,344,000

See Notes to Condensed Consolidated Financial Statements





FORM 10-Q

                                       IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)

                                                                                          Three Months Ended
                                                                                               April 30,

                                                                                          1996            1995

Operating activities:
Net income...............................................................             $   591,816     $   471,119
Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization........................................                 509,614         400,885
    Deferred income taxes................................................                 (31,505)             --
    Gain on disposal of equipment........................................                  (9,854)             --
    Changes in operating assets and liabilities:
      Accounts receivable................................................                (405,303)        444,688
      Prepaid expenses and other current assets..........................                  (8,811)       (287,510)
      Accounts payable...................................................                (293,328)        169,469
      Accrued expenses...................................................                 (94,727)       (279,087)
      Unearned revenue...................................................                (121,982)         10,907
      Income taxes payable...............................................                  61,879         164,009
Net cash provided by operating activities................................                 197,799       1,094,480

Investing activities:
Purchases of property and equipment......................................                 (60,027)       (438,221)
Additions of capitalized software development costs......................                (243,533)       (138,775)
Advance under note receivable (Note 2)...................................                      --      (1,800,000)
(Purchase) sale of marketable securities, net............................              (1,374,281)        530,453
Payments in connection with acquisition of Skribe Software, Inc..........                (119,640)             --
Other investing activities...............................................                      --         (19,500)
Net cash used in investing activities....................................              (1,797,481)     (1,866,043)

Financing activities:
Payments on long-term debt...............................................                      --         (26,881)
Proceeds from issuance of common stock...................................                 434,873          55,361
Net cash provided by financing activities................................                 434,873          28,480
Effect of exchange rate changes on cash..................................                  (1,997)          5,092
Net decrease in cash and cash equivalents................................              (1,166,806)       (737,991)
Cash and cash equivalents at beginning of period.........................               5,632,580       7,699,398
Cash and cash equivalents at end of period...............................              $4,465,774      $6,961,407

Supplemental disclosure of cash flow information:
Cash paid during the period for interest.................................              $    3,790      $    1,002
Cash paid during the period for income taxes.............................              $   64,162      $   10,000


See Notes to Condensed Consolidated Financial Statements





FORM 10-Q

            IQ SOFTWARE CORPORATION AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                         April 30, 1996
                          (unaudited)


1.          Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations have been included.


2.          Note Receivable From Affiliate

        On April 18, 1995, the Company loaned $1.8 million to Daystar Digital, Inc. pursuant to a note receivable (the "Note"). Under the terms of the agreement, the Note was payable one year from the date of the agreement. The Note bore interest payable monthly at a rate of prime plus 1/2 percent adjusted quarterly. The interest rate on the date of the agreement was 9 1/2%. The
Note is guaranteed by Intelligent Systems Corporation and is secured by 240,163 shares of the Company's common stock held by Intelligent Systems Corporation.

        On April 18, 1996, the Company renewed the original agreement with Daystar Digital, Inc. for an additional nine months. Under the terms of the renewal, the Note bears interest payable monthly at a rate of prime plus 1 1/2 percent, adjusted quarterly.





FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Liquidity and Capital Resources

        The Company's working capital increased $983,000 to $14,638,000 as of April 30, 1996 from $13,655,000 as of January
31, 1996. This increase was due primarily to increases in working capital provided from operations partially offset by additions to capitalized software development cost of $244,000 and property and equipment additions of $60,000.

        The Company believes that the current cash, cash equivalents and cash flow from operations will be sufficient to provide the liquidity and capital resources to meet its lease obligations and to finance operating needs, research and development activities and planned growth for at least the next twelve months.

Results of Operations

Revenues

        Revenues were $5,907,000 for the quarter ended April 30, 1996 and $5,293,000 for the quarter ended April 30, 1995, an increase of $614,000 or 12%. License fees were $4,108,000 for the quarter ended April 30, 1996 and $3,795,000 for the quarter ended April 30, 1995, an increase of $313,000 or 8%.

        Maintenance and support services revenues were $1,798,000 for the quarter ended April 30, 1996 compared to $1,499,000 for the quarter ended April 30, 1995, an increase of $299,000 or 20%. Maintenance and support services revenues increased principally as a result of the increase in the installed based of the Company's software products and increases in training and consulting revenues.

Cost of License Fees

        Cost of license fees includes the amortization of capitalized software development costs, royalties related to licensed software products and the costs of magnetic media, packaging and documentation. Cost of license fees was $283,000 or 5% of revenues for the quarter ended April 30, 1996. For the comparable quarter of the prior year, cost of license fees was $204,000 or 4% of revenues. The increase in cost of license fees in dollars and as a percentage of revenue for the quarter ended April 30, 1996 is due primarily to increases in amortization and royalties related to licensed software products. Amortization of capitalized software development costs was $230,000 and $171,000 for the quarters ended April 30, 1996 and 1995, respectively.

Cost of Maintenance and Support Services

        Cost of maintenance and support services consists of the costs associated with supplying customers with technical assistance and training and consulting services. Cost of maintenance and support services was $752,000 or 13% of revenues for the quarter ended April 30, 1996. Cost of maintenance and support services was $526,000 or 10% of revenues for the quarter ended April 30, 1995. The increase in cost of maintenance and support services in dollars is due principally to increases in the Company's training and consulting staff. The Company expects costs of maintenance and support services to continue to increase in dollars as the Company's customer base expands.


FORM 10-Q

Development Expenses

        Development expenses were $498,000 or 8% of revenues for the quarter ended April 30, 1996 and $777,000 or 15% of revenues for the quarter ended April 30, 1995. Development expenses for the quarter ended April 30, 1996 decreased due to the restructuring of the Company's product development operations in the third quarter of fiscal 1996 and increased capitalization of software development costs. The Company capitalized $244,000 and $139,000 of development expenditures for the quarters ended April 30, 1996 and 1995, respectively.

Selling Expenses

        Selling expenses were $2,597,000 for the quarter ended April 30, 1996 and $2,241,000 for the quarter ended April 30, 1995, an increase of 16%. Selling expenses as a percentage of revenues were 44% for the quarter ended April 30, 1996 and 42% for the quarter ended April 30, 1995. The increase in selling expenses in dollars and as a percentage of revenues is due principally to the addition of sales and marketing personnel and increased marketing expenses.

General and Administrative Expenses

        General and administrative expenses were $1,069,000 for the quarter ended April 30, 1996 and $1,014,000 for the quarter ended April 30, 1995, an increase of 5%. General and administrative expenses were 18% of revenues for the quarter ended April 30, 1996 and 19% of revenues for the quarter ended April 30, 1995. The decrease in general and administrative expenses as a percentage of revenues for the quarter ended April 30, 1996 reflects increased revenues without a proportionate increase in general and administrative expenses.

Income Taxes

        The Company's effective tax rate on pretax income was 28% for the quarters ended April 30, 1996 and 1995. Income tax expense was $224,000 and $186,000 for the quarters ended April 30, 1996 and 1995, respectively. The increase in income tax expense for the quarter ended April 30, 1996 was due principally to an increase in operating income.

        The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently reinvested. The amount of undistributed earnings which would be subject to U.S. federal income tax if repatriated as of April 30, 1996 was approximately $376,000. The tax liability on these earnings, if repatriated, would not be material.

Income Per Share

Net income per share increased to $0.13 from $0.11 for the quarters ended April 30, 1996 and 1995, respectively. This increase was due primarily to increased income from operations.


FORM 10-Q

                  PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

            (a)    Exhibits

                     11.    Computation of Primary and Fully
                            Diluted Per Share Earnings

            (b)    Reports on Form 8-K

                   None




                      S I G N A T U R E S



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                IQ SOFTWARE CORPORATION
                           ..................................
                                     (Registrant)


           June 14, 1996
Date:..........................



                                   /s/ Charles R. Chitty
                            By:..............................
                               Charles R. Chitty
                               Chairman, President and
                               Chief Executive Officer
                               (Principal Executive Officer)




                                      /s/ J. Kent Elmer
                            By:..............................
                               J. Kent Elmer
                               Controller
                               (Principal Accounting Officer)




FORM 10-Q

EXHIBIT 11

                                       IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                              COMPUTATION OF PRIMARY AND FULLY DILUTED PER SHARE EARNINGS

                                                                                               Three Months Ended
                                                                                                    April 30,
                                                                                             1996              1995
PRIMARY

    Weighted average Common Stock outstanding...............................               4,535,000        4,201,000

    Net effect of dilutive stock options -
      based on the treasury stock method....................................                 113,000          143,000

    Total...................................................................               4,648,000        4,344,000

    Net income..............................................................              $  591,816       $  471,119

    Net income per share....................................................              $     0.13       $     0.11

FULLY DILUTED

    Weighted average Common Stock outstanding...............................               4,535,000        4,201,000

    Net effect of dilutive stock options -
      based on the treasury stock method....................................                 123,000          143,000

    Total...................................................................               4,658,000        4,344,000

    Net income..............................................................              $  591,816       $  471,119

    Net income per share....................................................              $     0.13       $     0.11



FORM 10-Q
Page 10 of 10