Form 10-Q
period 1996-07-31
IQ SOFTWARE CORP
filed 1996-09-13
CIK 886167

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended                         July 31, 1996

Commission file number                    0-20085

IQ SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

GEORGIA                                    58-1614492
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification No.)

3295 River Exchange Drive, Suite 550
Norcross, Georgia
30092
(Address of principal executive office)
(Zip Code)

(770) 446-8880
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                     Number of Shares
CLASS                       OUTSTANDING AT SEPTEMBER 13, 1996
Common                                 4,596,007

IQ SOFTWARE CORPORATION
Form 10-Q
Quarter Ended July 31, 1996

Table of Contents

                                                       Page
                                                       Number
Part I.  Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - July 31,
1996 (unaudited) and January 31, 1996                   3

Condensed Consolidated Statements of Income
(unaudited) - Three months and six months
ended July 31, 1996 and 1995                            4

Condensed Consolidated Statements of Cash
Flows (unaudited) - Six months ended July 31,
1996 and 1995                                           5

Notes to Condensed Consolidated Financial
Statements                                              6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations           7


Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K               10

Signatures                                             10

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

IQ SOFTWARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        July 31, 1996           January 31, 1996
                                                                         (unaudited)


                                       ASSETS

Current Assets:
 Cash and cash equivalents                                               $ 3,856,102               $ 5,632,580
 Marketable securities                                                     4,572,864                 2,601,055
 Accounts receivable, net of allowance for doubtful accounts of
  $642,000 at July 31, 1996 and $457,000 at January 31, 1996               7,239,843                 5,838,128
 Note receivable from affiliate (Note 2)                                   1,800,000                 1,800,000
 Prepaid expenses and other current assets                                 1,224,959                 1,266,595

Total current assets                                                      18,693,768                17,138,358
Property and equipment:
 Furniture and fixtures                                                    1,179,652                 1,183,692
 Equipment                                                                 4,441,730                 4,259,707

                                                                           5,621,382                 5,443,399
Accumulated depreciation                                                  (3,874,351)               (3,416,027)

                                                                           1,747,031                 2,027,372

Capitalized software development costs, net of accumulated amortization
 of  $1,303,000 at July 31, 1996 and  $936,000 at January 31, 1996         1,282,985                 1,226,123
Purchased software, net of accumulated amortization of $296,000 at
 July 31, 1996 and $211,000 at January 31, 1996                              673,267                   774,286
Goodwill, net of accumulated amortization of $131,000 at July 31, 1996
 and $56,000 at January 31, 1996                                             992,980                   794,477
Other assets                                                                 169,476                   163,245

    Total assets                                                         $23,559,507               $22,123,861



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                        $   708,262              $ 1,091,638
 Accrued expenses                                                            766,872                  816,378
 Unearned revenue                                                          1,306,793                1,375,449
 Income taxes payable                                                        152,592                        0
 Current portion of deferred income taxes                                    207,000                  200,000


Total current liabilities                                                  3,141,519                3,483,465

Deferred income taxes, less current portion                                  552,000                  620,000

Shareholders' equity:
Preferred stock, $.01 par value:
 Authorized shares - 5,000,000 - Issued and outstanding shares-none                0                        0
Common stock, $.00033 par value:
 Authorized shares - 30,000,000
 Issued and outstanding shares - 4,584,632 at July 31, 1996
 and 4,494,941 at January 31, 1996                                             1,513                    1,484
Additional paid-in capital                                                11,939,924               11,404,931
Retained earnings                                                          8,086,820                6,827,235
Net unrealized gain on marketable securities available for sale                1,169                      947
Foreign currency translation adjustments                                    (163,438)                (214,201)

 Total shareholders' equity                                               19,865,988               18,020,396

 Total liabilities and shareholders' equity                              $23,559,507              $22,123,861




See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (continued)


IQ SOFTWARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                             Three Months Ended                Six Months Ended
                                                                  July 31,                         July 31,

                                                           1996            1995              1996            1995

Revenues:
 License fees                                          $4,310,195      $3,732,175         $8,418,652     $7,526,924
 Maintenance and support services                       1,897,228       1,527,318          3,695,457      3,025,889

                                                        6,207,423       5,259,493         12,114,109     10,552,813
Operating expenses:
 Cost of license fees                                     291,893         199,205            563,303        402,969
 Cost of maintenance and support services                 788,175         566,623          1,551,162      1,092,555
 Development                                              507,016         813,473          1,004,951      1,589,974
 Selling                                                2,556,703       2,465,272          5,153,855      4,706,343
 General and administrative                             1,220,618       1,083,100          2,289,952      2,096,626

Total operating expenses                                5,364,405       5,127,673         10,563,223      9,888,467

Operating income                                          843,018         131,820          1,550,886        664,346

Investment income, net                                    119,437         168,900            227,383        293,493

Income before income taxes                                962,455         300,720          1,778,269        957,839
Income tax                                                295,000          35,000            519,000        221,000

Net income                                             $  667,455      $  265,720         $1,259,269     $  736,839


Net income per common share                            $     0.14      $     0.06         $     0.27     $     0.17

Weighted average number of common and
 common equivalent shares outstanding                  4,826,000        4,364,000          4,751,000      4,355,000

See Notes to Condensed Consolidated Financial Statements



IQ SOFTWARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                           Six Months Ended
                                                                                                July 31,

                                                                                        1996                1995

Operating activities:
Net income                                                                          $  1,259,269       $    736,839
Adjustments to reconcile net income
 to net cash provided by operating activities:
 Depreciation and amortization                                                         1,021,822            816,173
 Deferred income taxes                                                                   (61,000)             6,000
 Gain on disposal of equipment                                                            (9,269)                 0
 Changes in operating assets and liabilities:
  Accounts receivable                                                                 (1,346,716)           915,325
  Prepaid expenses and other current assets                                               47,543           (296,277)
  Accounts payable                                                                      (240,804)           273,156
  Accrued expenses                                                                      (233,859)          (243,562)
  Unearned revenue                                                                       (79,298)            30,182
  Income taxes payable                                                                    97,229             79,085

Net cash provided by operating activities                                                454,917          2,316,921

Investing activities:
Purchases of property and equipment                                                     (212,366)          (759,490)
Additions of capitalized software development costs                                     (424,100)          (422,423)
Advance under note receivable (Note 2)                                                         0         (1,800,000)
(Purchase) sale of marketable securities, net                                         (1,971,587)         1,477,506
Payments in connection with acquisition of Skribe Software, Inc.                        (214,730)                 0
Payments in connection with acquisition of Soft Systems, Ltd.                            (35,000)                 0
Other investing activities                                                                (6,475)           (23,863)

Net cash used in investing activities                                                 (2,864,258)        (1,528,270)

Financing activities:
Payments on long-term debt                                                                     0            (45,216)
Proceeds from issuance of common stock                                                   613,560             77,961

Net cash provided by financing activities                                                613,560             32,745
Effect of exchange rate changes on cash                                                   19,303             (2,696)

Net (decrease) increase in cash and cash equivalents                                  (1,776,478)           818,700
Cash and cash equivalents at beginning of period                                       5,632,580          7,699,398

Cash and cash equivalents at end of period                                          $  3,856,102     $    8,518,098

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                $  4,764     $        1,270
Cash paid during the period for income taxes                                          $  353,662     $      193,000
See Notes to Condensed Consolidated Financial Statements


IQ SOFTWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 31, 1996
(unaudited)


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

3. Reclassifications

Certain prior-year amounts have been reclassified to conform with current year presentation in the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital increased $1,897,000 to $15,552,000 as of July 31, 1996 from $13,655,000 as of January 31, 1996. This increase was due primarily to increases in working capital provided from operations partially offset by additions to capitalized software development costs of $424,000 and property and equipment additions of $212,000

The Company believes that the current cash, cash equivalents and cash flow from operations will be sufficient to provide the liquidity and capital resources to meet its lease obligations and to finance operating needs, research and development activities and planned growth for at least the next twelve months.

Results of Operations

Revenues

Revenues were $12,114,000 for the six months ended July 31, 1996 and $10,553,000 for the six months ended July 31, 1995, an increase of $1,561,000 or 15%. Revenues were $6,207,000 for the quarter ended July 31, 1996 and $5,259,000 for the quarter ended July 31, 1995, an increase of $948,000 or 18%.

License fees were $8,419,000 for the six months ended July 31, 1996 compared to $7,527,000 for the six months ended July 31, 1995, an increase of $892,000 or 12%. License fees were $4,310,000 for the quarter ended July 31, 1996 and $3,732,000 for the quarter ended July 31, 1995, an increase of $578,000 or 15%. License fees increased principally as a result of increases in the sale of the Company's graphical software products.

Maintenance and support services revenues were $3,695,000 for the six months ended July 31, 1996 compared to $3,026,000 for the six months ended July 31, 1995, an increase of $669,000 or 22%. Maintenance and support services were $1,897,000 for the quarter ended July 31, 1996 compared to $1,527,000 for the quarter ended July 31, 1995, an increase of $370,000 or 24%. Maintenance and support services revenues increased principally as a result of the increase in the installed based of the Company's software products and increases in training and consulting revenues.

Cost of License Fees

Cost of license fees includes the amortization of capitalized software development costs, royalties related to licensed products and the costs of magnetic media, packaging and documentation. Cost of license fees was $563,000 or 5% of revenues and $403,000 or 4% of revenues for the six months ended July 31, 1996 and 1995 respectively. Cost of license fees was $292,000 or 5% of revenues for quarter ended July 31, 1996. For the comparable quarter of the prior year, cost of license fees was $199,000 or 4% of revenues. The increase in cost of license fees in dollars and as a percentage of revenues for the six months and the quarter ended July 31, 1996 is due primarily to increases in amortization and royalties related to licensed products. Amortization of capitalized software development costs was $452,000 and $337,000 and $239,000 and $166,000 for the six months and the quarters ended July 31, 1996 and 1995, respectively.

Cost of Maintenance and Support Services

Cost of maintenance and support services consists of the costs associated with supplying customers with technical assistance and training and consulting services. Cost of maintenance and support services was $1,551,000 or 13% of revenues and $1,093,000 or 10% of revenues for the six months ended July 31, 1996 and 1995, respectively. Cost of maintenance and support services was $788,000 or 13% of revenues for the quarter ended July 31, 1996. Cost of maintenance and support services was $567,000 or 11% of revenues for the quarter ended July 31, 1995. The increase in cost of maintenance and support services is due principally to increases in the Company's support, training and consulting staff. The Company expects costs of maintenance and support services to continue to increase in as the Company's customer base expands.

Development Expenses

Development expenses were $1,005,000 or 8% of revenues for the six months ended July 31, 1996 compared to $1,590,000 or 15% of revenues for the six months ended July 31, 1995, a decrease of 37%. Development expenses were $507,000 or 8% of revenues for the quarter ended July 31, 1996 and $813,000 or 15% of revenues for the quarter ended July 31, 1995. Development expenses for the six months and quarter ended July 31, 1996 decreased due to the restructuring of the Company's product development operations in the third quarter of fiscal 1996. The Company capitalized $424,000 and $400,000 and $181,000 and $261,000 of development expenditures for the six months and the quarters ended July 31, 1996 and 1995, respectively.

Selling Expenses

Selling expenses were $5,154,000 for the six months ended July 31, 1996 as compared to $4,706,000 for the six months ended July 31, 1995, an increase of 10%. Selling expenses were $2,557,000 for the quarter ended July 31, 1996 and $2,465,000 for the quarter ended July 31, 1995, an increase of 4%. Selling expenses as a percentage of revenues were 43% for the six months ended July 31, 1996 and 45% for the six months ended July 31, 1995, and 41% for the quarter ended July 31, 1996 and 47% for the quarter ended July 31, 1995. The increase in selling expenses in dollars is due principally to the addition of sales and marketing personnel and increased marketing and commission expenses. The decrease in selling expenses as a percentage of revenues is due to an increase in revenues without a proportionate increase in selling expenses.

General and Administrative Expenses

General and administrative expenses were $2,290,000 for the six months ended July 31, 1996 and $2,097,000 for the six months ended July 31, 1995, an increase of 9%. General and administrative expenses were $1,221,000 for the quarter ended July 31, 1996 and $1,083,000 for the quarter ended July 31, 1995, an increase of 13 %. General and administrative expenses were 19 % of revenues for the six months ended July 31, 1996 and 20% of revenues for the six months ended July 31, 1995. These expenses were 20% of revenues for the quarter ended July 31, 1996 and 21% for the quarter ended July 31, 1995. The decrease in general and administrative expenses as a percentage of revenue for the six months and the quarter ended July 31, 1996 reflects increased revenues without a proportionate increase in general and administrative expenses.

Income Taxes

The Company's effective tax rate on pretax income was 29% and 23% for the six months ended July 31, 1996 and 1995, respectively, and 31% and 12% for the quarters ended July 31, 1996 and 1995, respectively. Income tax expense was $519,000 and $221,000 for the six months ended July 31, 1996 and 1995, respectively. Income tax expense was $295,000 and $35,000 for the quarters ended July 31, 1996 and 1995, respectively. The increase in income tax expense for the six months and the quarter ended July 31, 1996 was due principally to an increase in operating income, coupled with a decrease in the amount of research and development credits available to reduce federal income taxes. Research and development credits of approximately $90,000 were utilized in the six months ended July 31, 1995 to reduce federal income taxes. No research and development credits were available to reduce federal income taxes in the six months ended July 31, 1996.

The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently reinvested. The amount of undistributed earnings which would be subject to U.S. federal income tax if repatriated as of July 31, 1996 was approximately $480,000. The tax liability on these earnings, if repatriated, would not be material.


Income Per Share

Net income per share increased to $0.27 from $0.17, or 59%, for the six months ended July 31, 1996 and 1995, respectively. Net income per share increased to $0.14 from $0.06, or 133%, for the quarters ended July 31, 1996 and 1995, respectively. This increase was due primarily to increased income from operations.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    11.    Computation of Primary and Fully Diluted Per Share Earnings

(b) Reports on Form 8-K

    None

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IQ SOFTWARE CORPORATION
(Registrant)

Date: September 13, 1996

By: /s/ Charles R. Chitty

Charles R. Chitty
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)



By: /s/ J. Kent Elmer

J. Kent Elmer
Controller
(Principal Accounting Officer)


EXHIBIT 11

IQ SOFTWARE CORPORATION AND SUBSIDIARIES
COMPUTATION OF PRIMARY AND FULLY DILUTED PER SHARE EARNINGS


                                                             Three Months Ended                 Six Months Ended
                                                                  July 31,                          July 31,


                                                        1996            1995              1996            1995

PRIMARY

Weighted average Common Stock outstanding            4,582,000      4,208,000          4,559,000        4,204,000

Net effect of dilutive stock options
based on the treasury stock method                     244,000        156,000            192,000          151,000


Total                                                4,826,000      4,364,000          4,751,000        4,355,000

Net income                                          $  667,000     $  266,000        $  ,259,000       $  737,000

Net income per share                                $     0.14     $     0.06        $      0.27       $     0.17



FULLY DILUTED

Weighted average Common Stock outstanding            4,582,000      4,208,000          4,559,000        4,204,000

Net effect of dilutive stock options
based on the treasury stock method                     244,000        179,000            192,000          182,000


Total                                                4,826,000      4,387,000          4,751,000        4,386,000

Net income                                          $  667,000     $  266,000         $1,259,000       $  737,000



Net income per share                                $     0.14     $     0.06        $      0.27       $     0.17