Form 10-Q
period 1996-10-31
IQ SOFTWARE CORP
filed 1996-12-16
CIK 886167

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              Form 10-Q

            Quarterly Report Under Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

For Quarter Ended          October 31, 1996

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

Yes     X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              NUMBER OF SHARES
        CLASS                         OUTSTANDING AT DECEMBER 14, 1996
       Common                                    4,625,507


FORM 10-Q

                       IQ SOFTWARE CORPORATION
                              FORM 10-Q
                   QUARTER ENDED OCTOBER 31, 1996

                          TABLE OF CONTENTS

                                                               Page
                                                              Number
        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
          October 31, 1996 (unaudited) and January               3

        Condensed Consolidated Statements of Income (Loss)
          (unaudited) - Three months and nine months ended
           October 31, 1996 and 1995                             4

        Condensed Consolidated Statements of Cash Flows
          (unaudited) - Nine months ended October 31, 1996
          and 1995                                               5

        Notes to Condensed Consolidated Financial
          Statements                                             6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      8



        PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                         11

        Signatures                                               11



FORM 10-Q

                   PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          October 31, 1996          January 31, 1996
                                                                              (unaudited)
                                       ASSETS
Current Assets:
    Cash and cash equivalents......................................          $ 4,323,355                $ 5,632,580
    Marketable securities..........................................            5,164,046                  2,601,055
    Accounts receivable, net of allowance for doubtful accounts of
      $698,000 at October 31, 1996 and $457,000 at January 31, 1996            7,979,084                  5,838,128
    Note receivable from affiliate (Note 2)........................            1,800,000                  1,800,000
    Prepaid expenses and other current assets......................            1,373,314                  1,266,595

Total current assets...............................................           20,639,799                 17,138,358
Property and equipment:
    Furniture and fixtures.........................................            1,192,908                  1,183,692
    Equipment......................................................            4,544,807                  4,259,707

                                                                               5,737,715                  5,443,399
Allowance for depreciation.........................................           (4,095,138)                (3,416,027)

                                                                               1,642,577                  2,027,372

Capitalized software development costs, net of accumulated amortization of
    $1,516,000 at October 31, 1996 and  $936,000 at January 31, 1996           1,215,326                  1,226,123
Purchased software, net of accumulated amortization of $381,000 at
    October 31, 1996 and $211,000 at January 31, 1996..............              619,689                    774,286
Goodwill, net of accumulated amortization of $163,000 at October 31, 1996
    and $56,000 at January 31, 1996................................            1,094,218                    794,477
Other assets.......................................................              165,922                    163,245

    Total assets...................................................          $25,377,531                $22,123,861



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable...............................................          $   528,391                $ 1,091,638
    Accrued expenses...............................................              817,410                    816,378
    Unearned revenue...............................................            1,510,049                  1,375,449
    Income taxes payable...........................................              538,509                         --
    Current portion of deferred income taxes.......................              209,000                    200,000

Total current liabilities..........................................            3,603,359                  3,483,465

Deferred income taxes, less current portion........................              522,000                    620,000

Shareholders' equity:
Preferred stock, $.01 par value:
    Authorized shares - 5,000,000 - Issued and outstanding shares - none              --                         --
Common stock, $.00033 par value:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 4,624,007 at October 31, 1996
    and 4,494,941 at January 31, 1996..............................                1,527                      1,484
Additional paid-in capital.........................................           12,347,207                 11,404,931
Retained earnings..................................................            8,943,417                  6,827,235
Net unrealized gain on marketable securities available for sale....                4,150                        947
Foreign currency translation adjustments...........................              (44,129)                  (214,201)

    Total shareholders' equity.....................................           21,252,172                 18,020,396

    Total liabilities and shareholders' equity.....................          $25,377,531                $22,123,861
<?TABLE>



See Notes to Condensed Consolidated Financial Statements

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS (continued)


                                       IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                                      (unaudited)

                                                            Three Months Ended               Nine Months Ended
                                                                October 31,                      October 31,
                                                           1996            1995              1996            1995
Revenues:
    License fees...........................           $4,722,876      $ 3,669,297      $13,141,528     $11,196,221
    Service fees...........................            1,923,383        1,626,016        5,618,839       4,651,905

                                                       6,646,259        5,295,313       18,760,367      15,848,126
Operating expenses:
    Cost of license fees...................              368,071          254,859          931,451         657,828
    Cost of service fees...................              811,017          659,058        2,362,103       1,751,613
    Development............................              560,824          624,297        1,565,775       2,214,271
    Selling................................            2,630,792        2,486,356        7,784,647       7,192,699
    General and administrative.............            1,243,863        1,136,712        3,533,814       3,233,338
    Restructuring charges (Note 4).........                   --        1,281,811               --       1,281,811
    Acquired research and development costs (Note 3)          --        3,586,674               --       3,586,674

      Total operating expenses.............            5,614,567       10,029,767       16,177,790      19,918,234


Operating income (loss)....................            1,031,692       (4,734,454)       2,582,577      (4,070,108)

Investment income, net.....................              131,906          167,924          359,289         461,417


Income (loss) before income taxes..........            1,163,598       (4,566,530)       2,941,866      (3,608,691)
Income tax.................................              307,000         (431,000)         826,000        (210,000)

Net income (loss)..........................           $  856,598      $(4,135,530)     $ 2,115,866     $(3,398,691)

Net income (loss) per common share.........           $     0.18      $     (0.96)     $      0.44     $     (0.80)

Weighted average number of common and
  common equivalent shares outstanding.....            4,822,000        4,312,000        4,771,000       4,241,000


See Notes to Condensed Consolidated Financial Statements




FORM 10-Q



                                       IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)

                                                                                       Nine Months Ended
                                                                                           October 31,
                                                                                      1996            1995




Operating activities:
Net income (loss)........................................................         $ 2,115,866      $(3,398,691)
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization........................................           1,534,892        1,301,384
    Deferred income taxes................................................             (92,000)        (261,000)
    Acquired research and development (Note 3)...........................                  --        3,586,674
    Write-down of capitalized software development costs
      and property and equipment.........................................                  --          918,551
    Gain on disposal of equipment........................................              (9,333)              --
    Changes in operating assets and liabilities:
      Accounts receivable................................................          (2,021,261)         802,892
      Prepaid expenses and other current assets..........................             (88,623)        (141,524)
      Accounts payable...................................................            (436,814)          66,956
      Accrued expenses...................................................            (192,296)        (108,822)
      Unearned revenue...................................................             130,721          120,192
      Income taxes payable...............................................             484,346         (242,086)
Net cash provided by operating activities................................           1,425,498        2,644,526

Investing activities:
Purchases of property and equipment......................................            (325,346)      (1,127,535)
Additions of capitalized software development costs......................            (569,773)        (805,043)
Advance under note receivable (Note 2)...................................                  --       (1,800,000)
(Purchases) sales of marketable securities, net..........................          (2,557,393)       1,988,112
Payments in connection with acquisition of Skribe Software, Inc..........            (346,175)              --
Payments in connection with acquisition of Soft Systems, Ltd.............             (35,000)      (2,146,830)
Other investing activities...............................................              (2,178)         (46,227)
Net cash used in investing activities....................................          (3,835,865)      (3,937,523)

Financing activities:
Payments on long-term debt...............................................                  --          (45,216)
Payments on long-term debt assumed in connection with acquisition........                  --         (126,760)
Proceeds from issuance of common stock...................................           1,020,856          269,784
Net cash provided by financing activities................................           1,020,856           97,808
Effect of exchange rate changes on cash..................................              80,286           10,533
Net decrease in cash and cash equivalents................................          (1,309,225)      (1,184,656)
Cash and cash equivalents at beginning of period.........................           5,632,580        7,699,398
Cash and cash equivalents at end of period...............................         $ 4,323,355      $ 6,514,742

Supplemental disclosure of cash flow information:
Cash paid during the period for interest.................................         $     5,516      $     1,611
Cash paid during the period for income taxes.............................         $   355,000      $   291,000

See Notes to Condensed Consolidated Financial Statements



FORM 10-Q

              IQ SOFTWARE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1996
                             (UNAUDITED)


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

3.      ACQUISITION

        On September 29, 1995 the Company acquired all of the outstanding common shares of Soft Systems, Ltd. ("Soft Systems"), a United Kingdom corporation, for approximately $4,020,000 (consisting of $2,251,280 of cash and 248,083 unregistered shares of the Company's common stock) plus direct acquisition costs approximating $325,000. The acquisition was accounted for under the purchase method and, accordingly, the operating results of Soft Systems, Ltd. have been included in the Company's operating results since the date of the acquisition. The purchase price was allocated among identifiable tangible assets and liabilities based on their respective fair values. In addition, the purchase price was allocated to certain intangible assets, including existing software products which had reached technological feasibility and acquired research and development costs of $3,586,674 which was expensed as a one-time, nontax-deductible charge in the quarter ended October 31, 1995.


FORM 10-Q

4.      RESTRUCTURING CHARGES

        During the third quarter ended October 31, 1995, the Company began to allocate a larger portion of its development resources to recently acquired products resulting in a restructuring of its product development operations. As a result, the Company recorded one-time, pretax restructuring charges totaling $1,281,811 during the quarter ended October 31, 1995. The restructuring charges consist primarily of the write-down of certain capitalized software development costs and other costs associated with the restructuring of its product development operations.

5.      THE FRANCE SUBSIDIARY

        In August 1996, the Company made a decision to discontinue the operations of its France subsidiary. In connection with the discontinuation of its France subsidiary, the Company recorded an one-time charge of approximately $101,000 which is included in general and administrative expenses in the accompanying condensed consolidated statements of income (loss). This charge was related to the write down of certain assets to their estimated net realizable value and estimated wrap-up costs. In addition, the Company recorded an income tax benefit of $115,000 in the quarter ended October 31, 1996 associated with the write off of certain receivables from its France subsidiary.

6.      RECLASSIFICATIONS

        Certain prior-year amounts have been reclassified to conform with current year presentation in the accompanying consolidated financial statements.



FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital increased $3,381,000 to $17,036,000 as of October 31, 1996 from $13,655,000 as of January 31,
1996. This increase was due primarily to increases in working capital provided from operations partially offset by additions to capitalized software development cost of $570,000 and property and equipment additions of $325,000.

        The Company believes that the current cash, cash equivalents and cash flow from operations will be sufficient to provide the liquidity and capital resources to meet its lease obligations and to finance operating needs, research and development activities and planned growth for at least the next twelve months.

RESULTS OF OPERATIONS

Revenues

       Revenues were $18,760,000 for the nine months ended October 31, 1996 and $15,848,000 for the nine months ended October 31, 1995, an increase of $2,912,000 or 18%. Revenues were $6,646,000 for the quarter ended October 31, 1996 and $5,295,000 for the quarter ended October 31, 1995, an increase of $1,351,000 or 26%.

       License fees were $13,142,000 for the nine months ended October 31, 1996 compared to $11,196,000 for the nine months ended October 31, 1995, an increase of $1,946,000 or 17%. License fees were $4,723,000 for the quarter ended October 31, 1996 and $3,669,000 for the quarter ended October 31, 1995, an increase of $1,054,000 or 29%.

        Service fees were $5,619,000 for the nine months ended October 31, 1996 compared to $4,652,000 for the nine months ended October 31,1995, an increase of $967,000 or 21%. Service fees were $1,923,000 for the quarter ended October 31, 1996 compared to $1,626,000 for the quarter ended October 31, 1995, an increase of $297,000 or 18%. Service fees increased principally as a result of the increase in the installed base of the Company's software products and increases in training and consulting revenues.

Cost of License Fees

        Cost of license fees includes the amortization of capitalized software development costs, royalties related to licensed products and the costs of magnetic media, packaging and documentation. Cost of license fees was $931,000 or 5% of revenues and $658,000 or 4% of revenues for the nine months ended October 31, 1996 and 1995 respectively. Cost of license fees was $368,000 or 6% of revenues for quarter ended October 31, 1996. For the comparable quarter of the prior year, cost of license fees was $255,000 or 5% of revenues. The increase in cost of license fees in dollars and as a percentage of revenues for the nine months and quarter ended October 31, 1996 is due primarily to increases in amortization and royalties related to licensed products. Amortization of capitalized software development costs was $735,000 and $567,000 and $267,000 and $230,000 for the nine months and the quarters ended October 31, 1996 and 1995, respectively.


FORM 10-Q

Cost of Service Fees

        Cost of service fees consists of the costs associated with supplying customers with technical assistance and training and consulting services. Cost of service fees was $2,362,000 or 13% of revenues and $1,752,000 or 11% of revenues for the nine months ended October 31, 1996 and 1995 respectively. Cost of service fees was $811,000 or 12% of revenues for the quarter ended October 31, 1996. Cost of service fees was $659,000 or 12% of revenues for the quarter ended October 31, 1995. The increase in cost of service fees in dollars is due principally to increases in the Company's support, training and consulting staffs and related expenses. The Company expects costs of service fees to continue to increase in dollars as the Company's customer base expands.

Development Expenses

        Development expenses were $1,566,000 or 8% of revenues for the nine months ended October 31, 1996 compared to $2,214,000 or 14% of revenues for the nine months ended October 31, 1995. Development expenses were $561,000 or 8% of revenues for the quarter ended October 31, 1996 and $624,000 or 12% of revenues for the quarter ended October 31, 1995. Development expenses for the nine months and quarter ended October 31, 1996 decreased due to the restructuring of the Company's product development operations in the third quarter ended October 31, 1995. The Company capitalized $570,000 and $808,000 and $146,000 and $398,000 of development expenditures for the nine months and the quarters ended October 31, 1996 and 1995, respectively.

Selling Expenses

        Selling expenses were $7,785,000 for the nine months ended October 31, 1996 as compared to $7,193,000 for the nine months ended October 31, 1995, an increase of 8%. Selling expenses were $2,631,000 for the quarter ended October 31, 1996 and $2,486,000 for the quarter ended October 31, 1995, an increase of 6%. Selling expenses as a percentage of revenues were 41% for the nine months ended October 31, 1996 and 45% for the nine months ended October 31, 1995, and 40% for the quarter ended October 31, 1996 and 47% for the quarter ended October 31, 1995. The increase in selling expenses in dollars is due principally to the addition of sales and marketing personnel and increased marketing expenses. The decrease in selling expenses as a percentage of revenues is due to an increase in revenues without a proportionate increase in selling expenses.

General and Administrative Expenses

        General and administrative expenses were $3,534,000 for the nine months ended October 31, 1996 and $3,233,000 for the nine months ended October 31, 1995, an increase of 9%. General and administrative expenses were $1,244,000 for the quarter ended October 31, 1996 and $1,137,000 for the quarter ended October 31, 1995, an increase of 9%. General and administrative expenses were 19% of revenues for the nine months ended October 31, 1996 and 20% of revenues for the nine months ended October 31, 1995. These expenses were 19% of revenues for the quarter ended October 31, 1996 and 21% for the quarter ended October 31, 1995. The decrease in general and administrative expenses as a percentage of revenue for the nine months and the quarter ended October 31, 1996 reflects increased revenues without a proportionate increase in general and administrative expenses.


FORM 10-Q

Income Taxes

        The Company's effective tax rate on pretax income was 28% and 6% for the nine months ended October 31, 1996 and 1995, respectively, and 26% and 9% for the quarters ended October 31, 1996 and 1995, respectively. Income tax expense (benefit) was $826,000 and ($210,000) for the nine months ended October 31, 1996 and 1995, respectively. Income tax expense (benefit) was $307,000 and ($431,000) for the quarters ended October 31, 1996 and 1995, respectively. The increase in income tax expense and the Company's effective tax rate for the nine months and the quarter ended October 31, 1996 was due principally to an increase in operating income resulting from charges related to the acquisition of Soft Systems, Ltd. and the restructuring of the Company's product development operations in the quarter ended October 31, 1995, coupled with a decrease in the amount of research and development credits utilized to reduce federal income taxes. Research and development credits of approximately $40,000 and $117,500 were utilized in the nine months ended October 31, 1996 and 1995 respectively to reduce federal income taxes.

        The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently reinvested. The amount of undistributed earnings which would be subject to U.S. federal income tax if repatriated as of July 31, 1996 was approximately $602,000. The tax liability on these earnings, if repatriated, would not be material.

Income Per Share

        Net income (loss) per share increased to $0.44 from ($0.80) for the nine months ended October 31, 1996 and 1995, respectively. Net income (loss) per share increased to $0.18 from ($0.96) for the quarters ended October 31, 1996 and 1995, respectively. This increase was due primarily to increased income from operations.




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

Date:      December 14, 1996


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




                                        By: /s/ J. Kent Elmer
                                           J. Kent Elmer
                                           Controller
                                           (Principal Accounting
                                           Officer)




FORM 10-Q

EXHIBIT 11

                                       IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                              COMPUTATION OF PRIMARY AND FULLY DILUTED PER SHARE EARNINGS


                                                             Three Months Ended                 Nine Months Ended
                                                                October 31,                       October 31,
                                                           1996              1995              1996            1995
PRIMARY

    Weighted average Common Stock outstanding           4,597,000         4,312,000         4,572,000       4,241,000

    Net effect of dilutive stock options
      based on the treasury stock method...               225,000                --           199,000              --

      Total................................             4,822,000         4,312,000         4,771,000       4,241,000

    Net income (loss)......................            $  857,000       $(4,136,000)       $2,116,000     $(3,399,000)

    Net income (loss) per share............            $     0.18       $     (0.96)       $     0.27     $     (0.80)

FULLY DILUTED

    Weighted average Common Stock outstanding           4,597,000         4,312,000         4,572,000       4,241,000

    Net effect of dilutive stock options
      based on the treasury stock method...               248,000                --           247,000              --

      Total................................             4,845,000         4,312,000         4,819,000       4,241,000

    Net income (loss)......................           $   857,000       $(4,136,000)       $2,116,000     $(3,399,000)

    Net income (loss) per share............           $      0.18       $     (0.96)       $     0.27     $     (0.80)

FORM 10-Q
Page 12 of 12