Form 10-K
period 1997-01-31
IQ SOFTWARE CORP
filed 1997-05-01
CIK 886167

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 1997

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

      Registrant's telephone number, including area code: (770)
                              446-8880
  Securities registered pursuant to Section 12(b) of the Act: None
     Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors and greater than five percent shareholders are "affiliates" of the Registrant) as of March 31, 1997 (based on the closing sale price of the Common Stock as quoted on the NASDAQ National Market System on such date) was $47,976,744.

 As of March 31, 1997, there were 4,647,632 shares of Common Stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual
Meeting of Shareholders to be held on June 24, 1997, are incorporated by reference into Part III.

                               PART I

ITEM 1 - BUSINESS

General

The Company designs, develops, markets and supports a suite of business intelligence software products for data access, analysis, ad hoc query and reporting designed to facilitate decision support. The Company has licensed approximately 500,000 copies of its software products. The Company has five standard software products that can be licensed separately or in combination. Its principal products, IQ/Objects and Intelligent Query ("IQ") are end user query and reporting tools that allow users to access data stored in relational databases, data warehouses and many legacy and non-relational database file systems. The Company's principal customers include (i) large corporate customers, (ii) federal, state and local governments and
(iii) vertical market application software developers who integrate the Company's software into their products for license to end users.

The Company was incorporated in Georgia on August 16, 1984. The Company's executive offices are located at 3295 River Exchange Drive, Suite 550, Norcross, Georgia 30092. The Company's direct sales force operates out of offices in Norcross, Georgia; Iselin, New Jersey; San Jose, California; Burlington, Massachusetts; Chicago, Illinois; Wayne, Pennsylvania; Dallas, Texas; Troy, Michigan and Winchester, England. The Company has software development teams located in Norcross, Georgia; Ann Arbor, Michigan and London, England.

The term "Company" refers to IQ Software Corporation and its subsidiaries, unless the context otherwise requires. The Company's Common Stock is reported on NASDAQ National Markets (Trading Symbol "IQSW").

Products

Enterprise Class Products

IQ/Objects

IQ/Objects is a suite of object-based ad hoc query and reporting tools. IQ/Objects provides the broadest class of users with a range of decision support capabilities including report viewing, ad hoc query, sophisticated analysis and reporting. IQ/Objects utilizes object oriented technology to allow users to develop reusable query and report components (objects). These objects can communicate and interact with each other and can be assembled to create sophisticated queries and reports. IQ/Objects allows users to develop multiple queries which can be generated and executed in a single request.
Each query in the report output may access a different data source. The results generated by one query object can be passed to another query object which can use and act on the information passed to it. IQ/Objects also allows objects to be active or inactive depending on conditions. IQ/Objects is available for Windows 3.1, Windows NT and Windows 95 operating systems.

IQ/Vision

IQ/Vision is a multi-dimensional analysis tool designed for business analysts and mid-level to senior managers and executives. IQ/Vision offers an extremely "high touch" interface. It provides for highly interactive and intuitive top down analysis and synthesis of summarized data. IQ/Vision has an open architecture supporting both Relational On-Line Analytical Processing (ROLAP) and Multidimensional On-Line Analytical Processing (MOLAP) databases. IQ/Vision's intuitive interface provides sophisticated analysis capabilities including slice and dice, drill up, drill down, dimension nesting, ranking, exception highlighting, dimension rotation, charting and axis flip. In addition, IQ/Vision supports the concept of live briefing books which allows the user to save any of the views of information, record them and provide them to play them back (VCR style) with a single button click. IQ/Vision is available for Windows 3.1 operating systems.

IQ/Smartserver

IQ/Smartserver, when combined with the Company's IQ/Vision and IQ/Objects software, allows users to implement the Company's products in three-tier architecture. This architecture allows for a "division of labor" among clients and servers. With IQ/Smartserver, processing can be partitioned on the database server, the application server, the client or a combination of server and client. Routine query and ad hoc reporting functions such as searching, sorting, data manipulation and output processing, can be partially or completely executed on the server. Batch processing functions such as scheduling and production reporting, allow repetitive queries and reports to be created on the desktop and executed completely on the server. The semantic layer also can be stored and maintained on the server. IQ/Smartserver for IQ/Objects was released in February 1996 and is available for UNIX or Windows NT servers.

IQ/Vision Server

IQ/Vision Server includes all of the capabilities of IQ/Smartserver plus a dynamic multidimensional database. Because it is integrated with IQ/Smartserver, IQ/Vision Server provides an easy way to automate the process of creating OLAP (On-Line Analytical Processing) cubes. IQ/Vision Server is capable of handling fairly large volumes of data efficiently. In addition to the inherent scalable advantages of a server-based multidimensional engine, IQ/Vision Server's architecture is highly efficient. IQ/Vision Server compresses and loads only base data into memory instead of performing calculation in batch, in advance. As particular data slices are requested, IQ/Vision Server performs only the calculation required based on the specific information requested. Because the data is in memory, summarizations and calculations can be performed "on the fly" and returned instantly to the user. IQ/Vision Server for the Windows NT platform was released in September 1996.

IQ/Liveweb

IQ/Liveweb is an internet database reporting solution. By taking advantage of the existing Internet backbone, IQ/Liveweb gives all levels of users, through standard Internet browsers, the ability to access database reports which have been published to a web server. In addition, users can request ad hoc "on demand" reports for up-to-the-second information. Related reports, like a summary and underlying detail, can be hyperlinked together. IQ/Liveweb combines certain capabilities of IQ/Objects and IQ/Smartserver with a number of web enhancements. It can be installed on either UNIX or Windows NT servers and is easy to implement. IQ/Liveweb was introduced in September 1996 through a major marketing effort designed to seed the market with thousands of copies. A major new release of IQ/Liveweb is planned for May 1997, as well as several minor releases throughout the balance of calendar 1997.

Legacy Products

INTELLIGENT QUERY

Intelligent Query ("IQ") is the Company's first product. It was first used commercially in 1985. IQ is a query and reporting tool which enables non-technical users to selectively retrieve data from a variety of application databases, analyze and manipulate the data and generate a variety of custom reports. IQ has a powerful command language which offers sophisticated users and professional programmers the ability to execute functions in addition to those in the menu system, such as "if-then," "if-then-else," scaling control and specifying legends for graphs. The Company has ported IQ to more than 35 hardware platforms, many operating systems and 60 DBMS and ISAM file systems. IQ is available in Windows, Motif and character versions.

Product Research and Development

The Company's products have been developed internally and acquired or licensed. Thirty-two full-time employees were engaged in product research and development as of January 31, 1997. This staff is responsible for modifying, porting and enhancing all the Company's products and for developing new products.

In June 1994 the Company acquired Skribe, Inc., the developer of Skribe. Following the acquisition, the Company undertook a development effort to substantially improve and enhance Skribe's original product. In September 1995 the Company released this improved and enhanced product as IQ/Objects. Version 6.0 of IQ/Objects, released in April 1997, provides significant improvement in the product's ad hoc query capabilities and adds functionality which improves the product's manageability in large-scale deployments.

In August 1995 the Company entered into a non-exclusive license agreement with TM1 Corporation (TM1). Under the terms of the agreement the Company can sublicense TM1's dynamic multidimensional database
(MDDB) and various other software modules. The Company pays a royalty for each copy of TM1's software licensed. The Company has certain rights to the TM1 software source code but currently has not exercised any rights thereunder.

In September 1995 the Company acquired Soft Systems, Ltd. and its principal product, Vision. Distribution of the product was limited. Following the acquisition, the Company undertook a development effort to substantially improve and enhance the software. In November 1996 the Company released this improved and enhanced product as IQ/Vision Version 4.0.

In fiscal 1997, the Company incurred development expenses of $
2,074,000. In addition, the Company capitalized approximately $805,000 of development costs in fiscal 1997 in accordance with generally accepted accounting principles.

Sales and Marketing

The Company markets its products principally in the United States and the United Kingdom through its sales organization and in certain other territories through distributors. The Company identifies prospective customers through a combination of direct mail, seminars, telemarketing, media advertising, trade show participation and various vendor marketing partnership efforts. Once prospects are identified, the Company conducts sales activities through a field sales force or over the telephone. If requested by the prospective customer, the Company generally provides a "date activated version" or an evaluation copy of the software and support services for a limited evaluation period. Eighty-three full-time employees were engaged in sales and marketing as of January 31, 1997.

In the last 18 months the Company has changed its sales operations from principally telephone sales to principally direct field sales. This is primarily due to the increase in the average size of a transaction and the complexity of the products and their applications. The sales and marketing staff as a result also includes pre-sales technical support personnel.

The Company's products are marketed to users in a wide variety of industries. End user list prices for the Company's products range from $250-$50,000 per copy, depending on the hardware platform and software application. The Company offers discounts to large volume customers. The Company's sales organization is organized to focus on three principal marketing channels: software company resellers ("OEMs"), end users and international distributors. None of the Company's customers accounted for more than ten percent of revenues in fiscal 1995, 1996 or 1997. The Company typically grants a 30-60 day money back guarantee to certain customers. Historically, returns of product have been insignificant.

The Company typically realizes a larger percentage of its revenues in the second half of each fiscal year. For financial information on operations in geographic areas, see note 10 to the consolidated financial statements, page 28, which is incorporated herein by reference.

Direct

The Company sells directly to large companies and to federal, state and local governmental agencies. The Company has a direct field sales force focused on selling to these organizations. The Company's direct field sales force operates out of offices in Norcross, Georgia; Iselin, New Jersey; Chicago, Illinois; San Jose, California; Boston, Massachusetts; Philadelphia, Pennsylvania; and Winchester, England. Smaller accounts are generally handled by a telesales force based in Norcross, Georgia. The Company's direct sales organization consists of field sales, telesales, and pre-sales technical support personnel.

The Company's pricing methodology for direct sales is generally a client/server model wherein a licensee fee is charged for each server copy (independent of the number of users) plus a license fee for each client (user) copy. The total license fee varies depending upon the customers' specific implementation.

International

International sales are principally conducted out of the U.S. headquarters and through the Company's subsidiary in the United Kingdom which was established in 1990. The United Kingdom subsidiary is responsible for selling directly to OEM customers and end users and for establishing distributor relationships. In territories outside those served by the international office, the Company's U.S. based sales personnel develop OEM, end user and distributor relationships. The Company has appointed approximately 50 distributors in more than 20 territories, including Australia, Hong Kong, Malaysia, Singapore, and the United Kingdom. The Company's software is designed to facilitate the translation of screens, menus, and documentation and help files into local languages. Various products are currently available in English, French, German, Danish, Dutch, Spanish and Chinese versions. IQ/Objects is currently available in English, French, and German. A German version of IQ/Vision is currently under development.

Software Company Resellers ("OEMs")

The software company resellers market was the initial channel the Company developed for the distribution of its products. The Company has licensed its products to more than 900 OEM customers worldwide, consisting primarily of vertical application software companies which license products across a wide range of industries, including hospital information systems, 4GL, manufacturing, government contracting systems, human resources, financial systems, timekeeping, general accounting, telephone call accounting and real estate management.

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

The terms of the Company's OEM distribution agreement typically permit the OEM to copy and distribute the Company's software only for use with the OEM's software application. The OEM assumes the marketing and sales responsibility and the cost for delivering and installing the Company's product to the ultimate end user thus allowing the Company to leverage its marketing resources. The Company provides maintenance and support services to the OEM and the OEM directly supports its customers.

The Company employs a pricing model which consists of a non-refundable prepaid license fee and a per-copy license fee. The greater the amount of the prepaid license fee selected by the OEM, the larger the discount for the per-copy license fee. The non-refundable license fee is credited against per-copy license fees incurred by the OEM until fully applied; thereafter license fees are typically paid monthly at the per-copy rate. The Company may also offer certain volume discounts. Historically, this pricing model has allowed the Company to do business with a wide variety of OEMs with terms that are designed for each OEM customer and allow for the specific pricing requirement of the customer. The pricing model takes into account the sales prices of customer's products and the industry in which the OEM operates. The Company believes that the financial impact of the volume discount policy to OEMs is not material inasmuch as certain customers elect lower prepaid license fees and higher per unit royalties while others elect larger prepaid fees in return for a lower royalty rate. The Company believes that the cumulative effect of the various discounts is offsetting.

Customer Support and Services

The Company offers software maintenance and support, training and consulting services to its customers. Generally, the Company's software products include a 30-60 day warranty for end users and a 90-day free support period for OEMs. Thereafter, maintenance and support services are available for an additional charge. A majority of the customers renew their maintenance and support contracts. Maintenance and support services include telephone support and maintenance updates. The Company provides support to end users who have licensed products directly from the Company and to OEMs. The Company conducts training sessions for both end users and OEMs through in-house, regional and on-site classes. The Company also provides consulting services for the purpose of assisting customers in the implementation, configuration and use of the Company's software. Forty-four full-time employees were engaged in customer support, training and consulting services as of January 31, 1997.

Employees
As of January 31, 1997, the Company employed 183 persons, including 83 in sales and marketing, 44 in customer support and services, 32 in product research and development and 24 in management, administration and finance. Of the total employees, 137 are employed in the United States and 46 internationally. None of the Company's employees is represented by a labor union. The Company has never experienced a work stoppage and believes that its employee relations are good.

RISK FACTORS

This Form 10-K includes forward-looking statements with the meaning of Section 27 A of the Securities Act of 1933, as amended, and
Section 21 E of the Securities Exchange Act of 1934, as amended, which involve known and unknown risks and uncertainties or other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward look statements. Factors that might cause such differences include, but are not limited to, those discussed below. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be forward-looking statements.

Annual and Quarterly Fluctuations

The operating results for future periods are subject to numerous uncertainties including, among other matters, competitive pressures, risk of technological change, the risks inherent in managing a growing organization in worldwide markets and general economic conditions. There can be no assurance that the Company will be able to operate profitably in the future.

The Company operates without any backlog of product orders and a majority of the revenues realized in a quarter results from orders received in that quarter. In the future, the Company's annual and quarterly results may be affected by factors such as customer order deferrals in anticipation of the introduction of new products by the Company, the possible delay in the shipment of new products, announcements by third parties of competitive products or technologies, and delay in the closing of significant product licensing transactions as well as the Company's inability to attract, train and retain qualified personnel.

The Company typically realizes a larger percentage of its revenue in the second half of each fiscal year. In addition, a disproportionate share of each quarter's revenues is typically realized in the last month of each quarter. This is due in part to the Company's sales commissions plan, which compensates sales personnel for achieving or exceeding quarterly and annual quotas. Additionally, a high percentage of the Company's expenses are relatively fixed, including costs of personnel, and are not subject to rapid reduction. Therefore, delays in closing significant product licensing transactions at or near the end of a quarter may cause net income in any given quarter to fall significantly below anticipated levels.

Dependence on Principal Technology and Product Line

The Company's revenues are derived principally from the licensing of its family of software products and related maintenance and support services. The Company's dependence on a principal technology and a limited product line make it more vulnerable to technological, marketing and other competitive factors than other software companies with more diversified technologies or product lines. Competitive pressures, changes in technology or other factors that could cause the Company to lose market acceptance or result in significant price erosion would have a material adverse effect on the Company's performance.

Technological Change and New Product Introduction and Acceptance

The computer software industry, including the decision support software market, is characterized by rapid technological change and frequent introductions of product enhancements and new products. Accordingly, the Company's future success will depend in large part on its ability to timely enhance its existing products and to timely develop or acquire new products which achieve significant market acceptance. The Company's growth requires it to invest continually in research and development. Since the introduction of the Company's first product in 1985, the Company has continuously enhanced its products and expanded the environments in which its products operate through a series of new versions and has introduced new products. New products released since 1994 include IQ/SmartServer, IQ/Objects, IQ/Vision and IQ/LiveWeb. The license fees from the Company's legacy products, are declining as the Company has placed significantly greater emphasis on the development and licensing of its newer enterprise class software products. IQ/Vision and IQ/LiveWeb were released in 1996 and have not yet achieved widespread market acceptance. There can be no assurance that the Company can achieve market acceptance of its most recently-introduced products or continue to sustain the market acceptance of its other new products by adding enhancements and porting the products to additional environments. Additional products and new versions of existing products are in various stages of development. There can be no assurance that the Company will be able to continue to achieve the technological advances which may be necessary to remain competitive or that its recently released or future enhancements to existing products or new products will gain market acceptance. Failure to remain competitive or to timely develop new products which gain market acceptance will have a material adverse affect on the Company's performance.

Competition

The market for decision support software products, such as those marketed by the Company, is highly competitive. The Company's competitors vary in size and in the scope and breadth of the products and services they offer. The Company believes that functionality, performance, ease of use, environments supported, price and customer services are the primary competitive factors. Some of the Company's existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and greater financial resources than the Company. The Company faces direct competition from a number of larger companies which market decision support software. The Company's principal competitors are Cognos Incorporated, Business Objects. S.A. and Crystal, a subsidiary of Seagate Technology, Inc. In addition, a number of other companies offer products which are competitive to a lesser degree. The Company faces indirect competition from developers of RDBMS, 4GL and OLAP products which offer ancillary development tools capable of producing reports with their software. Also, OEM software developers who integrate the Company's software with their products may develop their own decisive support tools as a replacement to the Company's products. To the extent that OEMs or other software developers improve their decision support products, demand for the Company's products may decline. There can be no assurance that the Company will be able to compete successfully in the future or that competition in the future will not have a material adverse effect on the Company's business, financial condition and results of operations.

Personnel Requirements of Rapid Growth Company

The Company's success depends to a significant extent upon its ability to continue to attract and retain highly talented personnel to meet current and future needs of the Company. Competition for such personnel is intense, as certain of these personnel have significant prior industry experience and are in great demand. In the last 18 months the

Company has changed the emphasis of its sales operations to direct field sales from telephone sales. As a result, a large percentage of the sales force has less than one year of sales experience with the Company. As the products of the Company are complex, the time period to train a new sales employee is estimated to be between 3 to 6 months. In addition, as a result of the acquisitions and introduction of new products, there has been significant turnover in technical and support personnel. As the Company grows it will require additional experienced personnel. There can be no assurances that the Company will be able to timely employ and train adequate numbers of personnel to meet its present and future requirements. If the Company is unable to retain its key sales, marketing, technical services and development personnel and to timely attract and train adequate numbers of experienced personnel to meet its present and future requirements, the Company's performance could be materially and adversely affected.

Long Sales Cycles

The Company's sales process is often subject to delays associated with the lengthy approval process that typically accompanies a customer's significant capital expenditures. During this process, the Company expends substantial time, effort and funds demonstrating the product, preparing a contract proposal and negotiating the contract. Any failures by the Company to process a signed agreement after expending significant time, effort and funds could have a material adverse affect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

The Company's performance depends to a significant extent upon its executive officers and other key personnel. None of the Company's executive officers are subject to an employment agreement and/or noncompetition agreement, except for two of its sales personnel and two of its technical personnel. The loss of the services of any of its executive officers or other key personnel could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company does not have and has no current plans to obtain key-man life insurance for any of its personnel except on its chairman and chief executive officer, for which it holds a policy in the amount of $500,000.

Difficulties in Managing Growth

The Company's business has grown rapidly in revenues, number of personnel, and geographic scope of its operations. Continued growth may place a significant strain on the Company's management and operations. Certain of the Company's key personnel have recently joined the Company, and none of the Company's officers has had experience in managing large, public software companies. The Company's future growth will depend in part on the ability of its officers and other key employees to continue to implement and expand operational, customer support and financial control systems, timely introduce products improvements and new products and to expand, train and manage its employee base. The Company's inability to manage growth effectively could have a material adverse affect on the Company's results of operations.

Risks Associated With International Operations and Foreign
Currencies

A significant portion of the Company's revenues (approximately
27% in fiscal 1996, and 33% in 1997) is derived from international sales and is therefore subject to the risks attendant thereto. The Company's international business is subject to longer payment cycles, experiences greater difficulties in accounts receivable collections and is subject to delays in shipments, increases in duties and taxes, price controls, adverse changes in foreign regulation and the burdens of complying with a wide variety of foreign laws. Currently, the Company's international sales are principally to customers in Europe, Canada, South America and Australia. The Company's UK subsidiary transact business in foreign currencies. If the U.S. dollar strengthens in relation to the international currencies, the Company's revenues from international sales and the gains and losses on the settlement of receivables of the Company from its international subsidiary may be adversely affected. The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries as such earnings are considered permanently reinvested.

Limited Intellectual Property Protection; Risk of Infringement

The Company regards its software programs as intellectual property and relies principally on copyright and trade secret law to protect its intellectual property. Each employee of the Company is required to enter into an agreement providing for the non-disclosure of intellectual property and the assignment to the Company of all intellectual property developed during the term of employment. There can be no assurances that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or unlawful copying of its technology or software programs. Copyright and trade secret laws do not limit the rights of others to independently develop similar technology and software programs. In addition, the laws of some foreign countries do not protect the Company's intellectual property rights in its software to the same extent as do the laws of the United States. Although the Company believes that its software products do not infringe any existing intellectual rights of others, there can be no assurance that third parties will not assert infringement claims in the future.

Product Related Claims

Although the Company has not experienced any product claims or losses, the Company's products provide access to and enable analysis of data, including financial and sales records. Any failure of the Company's products to provide accurate, complete and timely information could result in product liability or breach of contract litigation against the Company by its customers or others. The Company's license agreements disclaim and limit some or all of such liabilities; however, there can be no assurance that such provisions will be upheld in any legal proceeding. In addition the Company maintains insurance to protect against claims associated with the use of its products; however, there can be no assurance that such insurance coverage will adequately cover any claim asserted against the Company or that the specific claim will be covered by the policy. A successful claim brought against the Company in excess of its insurance coverage or for which it had no coverage could have a material adverse effect on the Company's results of operations, financial condition or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources.

Possible Volatility of Stock Price

Future announcements concerning the Company or its competitors, quarterly or annual variations in results of operations, announcements of technological innovations, the introduction of new products or changes in pricing policies by the Company or its competitors, intellectual property rights or other litigation, changes in earnings estimates by analysts, the Company's failure to meet analysts' estimates or other factors could cause the market price of the Common Stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to results of operations. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of the Common Stock.

Absence of Dividends

The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Anti-Takeover Provisions

The Company's Articles and Bylaws contain certain provisions that could have the effect of delaying, deferring or preventing a change in control of the Company. The Board of Directors is authorized to issue one or more series of preferred stock with respect to which the board, without shareholder approval, may determine voting, conversion or other rights which could adversely affect the rights of holders of Common Stock. Only shareholders holding 25% of the outstanding Common Stock have the power to call a special meeting. The affirmative vote of at least two-thirds of the outstanding voting stock is necessary for shareholders to approve a merger or sale of all or substantially all of the assets and to amend certain provisions of the Articles of Incorporation and the Bylaws of the Company. Directors of the Company are divided into three classes and are elected to serve staggered three-year terms. Under the Bylaws, directors serving staggered terms can be removed from office only for cause and upon an affirmative vote of at least two-thirds of the outstanding voting stock. One effect of the foregoing provisions would be to make an acquisition of the Company significantly more difficult to achieve if not approved by the Board of Directors, even though a majority of the shareholders may favor such action. Potential acquirers may be deterred due to the anti-takeover provisions implemented by the Company under Georgia law. The Company has no present intention to adopt any other charter, bylaw or other provision which could have an anti-takeover effect.


ITEM 2 - PROPERTIES

The Company's headquarters and principal administrative, sales and marketing operations are located in approximately 24,700 square feet of leased office space in Norcross, Georgia, a suburb of Atlanta. The lease for those facilities expires February 28, 1999, subject to a five-year renewal option. The 1997 fiscal year annual rent was approximately $433,000 including the Company's pro rata share of certain operating expenses and taxes.

The Company also has approximately 2,900 square feet of leased space in Ann Arbor, Michigan where it conducts product development activities. The Company also leases smaller offices in Iselin, New Jersey; San Jose, California; Burlington, Massachusetts; Chicago, Illinois; Wayne, Pennsylvania; Dallas, Texas; Troy, Michigan and England. Aggregate rental expense for these nine offices was approximately $522,000 for the fiscal year 1997.

ITEM 3 - LEGAL PROCEEDINGS

There are no significant pending legal proceedings against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

Not applicable.

ITEM 4(A)

Executive Officers of the Registrant

The following are the executive officers of the Company:

Charles R. Chitty, 44, has served as Chairman, President and
Chief Executive Officer since 1988 and from its formation in 1984 until 1986. Mr. Chitty also has been a director since 1984 and served as its Chief Financial Officer from 1984 to 1991. Mr. Chitty was elected Chairman in December 1995.

David A. Cormack, 37, has served as Senior Vice President Sales since December of 1995. From April 1993 to September 1995, Mr. Cormack served as Managing Director of Soft Systems, Ltd. ( a United Kingdom corporation), which was acquired by the Company in September 1995, which specialized in executive information systems software. From April 1992 to April 1993, Mr. Cormack served as UK Operations Director for Planning Sciences. Prior to April 1992 Mr. Cormack held various sales and marketing positions with Pilot Executive Software, Information Builders, and Comshare. Mr. Cormack holds a degree in accounting from Aberdeen College of Commerce in Scotland.

Michael J. Durnwald, 37, joined the Company in 1986 as director of support services and has held his present position as Vice
President Product Planning since 1989. Mr. Durnwald earned a B.S.
degree in Information and Computer Sciences from Georgia Institute of Technology and an M.B.A. from Georgia State University.

All executive officers serve at the pleasure of the Board of Directors.

There is no family relationship between any of the executive officers of the Company.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

STOCK LISTING INFORMATION
IQ Software Corporation common stock is quoted on the NASDAQ
National Market System under the symbol IQSW.

MARKET PRICE INFORMATION
The table below presents the high and low closing prices for IQ
Software Corporation common stock as reported by NASDAQ for the years ended January 31, 1997 and 1996.

                                                                  1997                         1996
                    FISCAL YEAR ENDED JANUARY 31,          HIGH         LOW             HIGH         LOW
                    First Quarter                          13 1/2       10 1/4          14 1/2         9 3/4
                    Second Quarter                         25           12 1/4          15 1/4        10 3/4
                    Third Quarter                          20 3/4       14 1/2          16 1/2        11 1/2
                    Fourth Quarter                         28 1/4       14 3/8          17 3/4         9 3/4

The last sale price on January 31, 1997 was $15 3/4. As of
January 31, 1997, there were approximately 59 shareholders of record. Shares of approximately 2,300 beneficial owners of the Company's common stock are held by brokers, dealers and their nominees. The Company has not declared or paid any cash dividends on its capital stock. The Company currently intends to retain all earnings for use in its business.

TRANSFER AGENT AND REGISTRAR
Chase Mellon
450 West 33rd Street
New York, New York 10001

ANNUAL MEETING
The 1997 Annual Meeting of Shareholders will be held on June 24,
1997. A formal notice of the meeting with a proxy statement and proxy, is scheduled to be mailed during the week of May 23, 1997.

ITEM 6 - SELECTED FINANCIAL DATA


FISCAL YEAR ENDED JANUARY 31,
STATEMENT OF OPERATIONS DATA:                          1993         1994         1995        1996        1997
Revenues                                             $15,211      $19,119      $20,097     $21,855     $24,678
Operating income (loss)                                3,780        3,289        2,501*     (3,630)*     2,340
Income (loss) from continuing operations               2,456        2,537        1,737*     (2,897)*     2,165
Net income (loss)                                      2,482        2,556        1,737*     (2,897)*     2,165
Income (loss) per share from
      continuing operations                          $  0.69      $  0.60      $  0.41     $ (0.67)    $  0.45
Net income (loss) per share                          $  0.70      $  0.60      $  0.41      $(0.67)    $  0.45
Weighted average number of
      common and common equivalent
      shares outstanding                               3,556        4,236        4,257       4,304       4,792

* Includes the effects of acquired research and development expenses of $1,002,000 and $3,586,674 recorded in connection with the acquisitions of Skribe Software, Inc. and Soft Systems, Ltd. in fiscal 1995 and 1996, respectively.

BALANCE SHEET DATA:
Working capital                                      $12,413      $14,554      $15,267     $13,655     $17,279
Total assets                                          17,155       19,840       22,316      22,124      25,295
Total debt                                               321          147           45          --          --
Total shareholders' equity                            13,890       16,692       18,751      18,020      21,828


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations. The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of total revenues and the percentage increase (decrease) in the dollar amount of such items as compared to the prior year for the three years ended January 31, 1995, 1996 and 1997.

                                                                                     Fiscal 1996      Fiscal 1997
                                                    Year ended January 31,              over             over
Revenues:                                        1995       1996        1997         FISCAL 1995      FISCAL 1996
License fees                                     76.2%      71.3%       69.6%             1.7%            10.3%
Service fees                                     23.8       28.7        30.4             31.2             19.5
Operating expenses:
Cost of license fees                              3.1        4.3         5.3             51.4             40.2
Cost of service fees                              9.0       11.3        12.8             35.6             28.4
Development                                      13.2       12.5         8.4              3.1            (23.9)
Selling                                          36.1       46.1        45.3             38.7             11.0
General and administrative                       21.2       20.2        18.7              3.9              4.2
Restructuring charges                              --        5.8          --            100.0           (100.0)
Acquired research and development costs           5.0       16.4          --            258.0           (100.0)
Total operating expenses                         87.6      116.6        90.5             44.8            (12.3)
Operating income (loss)                          12.4      (16.6)        9.5           (245.2)           164.5
Investment income, net                            1.7        2.7         2.0             69.4            (17.0)

Income (loss) before income taxes                14.2      (13.9)       11.5           (206.4)           193.3
Income taxes                                      5.5       (0.6)        2.7           (112.4)           581.3
Net income (loss)                                 8.6%     (13.3)%       8.8%          (266.7)%          174.7%

Revenues. The Company's revenues are derived from license fees for decision support software products and fees for a range of services complementing such products including software maintenance and support, training and consulting. Total revenues were $20,097,000, $21,855,000 and $24,678,000 in fiscal 1995, 1996 and 1997, respectively. Revenues increased by $1,758,000, or 9%, from fiscal 1995 to 1996, and by $2,823,000, or 13%, from fiscal 1996 to 1997.

License fees were $15,314,000, $15,582,000 and $17,184,000 in fiscal 1995, 1996 and 1997, respectively. License fees increased by $268,000, or 2%, from fiscal 1995 to 1996 and increased by $1,602,000, or 10% from fiscal 1996 to 1997. License fees from United States customers increased by 3% from $10,508,000 in fiscal 1995 to $10,809,000 in fiscal 1996 and decreased by 2% to $10,576,000 in fiscal 1997. The increase in license fees from United States customers from fiscal 1995 to 1996 was due principally to increased revenues from direct sales. The decrease in license fees from United States customers from fiscal 1996 to 1997 was due principally to decreased revenues from our software resellers, partially offset by increased revenues from direct sales.

Service fees were $4,783,000, $6,273,000 and $7,494,000 in fiscal
1995, 1996 and 1997, respectively. Service fees increased by $1,490,000, or 31%, from fiscal 1995 to 1996 and by $1,221,000, or
19%, from fiscal 1996 to 1997. Service fees increased principally as a result of the increase in the installed customer base and increases in training and consulting revenues. The Company expects service fees to continue to increase in relation to the demand for the Company's products and services.

Cost of License Fees. Cost of license fees includes the amortization of capitalized software development costs, royalties related to licensed products and the costs of magnetic media, packaging and documentation. Cost of license fees was $619,000, $937,000 and $1,314,000 for fiscal 1995, 1996 and 1997, respectively.
Cost of license fees as a percentage of revenues was 3%, 4% and 5% for fiscal 1995, 1996 and 1997, respectively. The increases in cost of license fees are due primarily to increases in the amortization of capitalized software development costs, royalties related to licensed products and additional documentation costs associated with the release of new versions of the Company's products. Amortization of capitalized software development costs was $488,000, $765,000 and $951,000 in fiscal 1995, 1996 and 1997, respectively. The Company expects cost of license fees to continue to increase in dollars as the Company's license fee revenues increase.

Cost of Service Fees. Cost of service fees includes the costs associated with supplying customers with technical assistance and training and consulting services. Cost of service fees was $1,817,000, $2,464,000 and $3,163,000 for fiscal 1995, 1996 and 1997, respectively. Cost of service fees as a percentage of revenues was 9%, 11% and 13% for fiscal 1995, 1996 and 1997, respectively. The increases in cost of service fees are due principally to growth in the Company's technical support, training and consulting staff. The Company expects cost of service fees to continue to increase as the Company's customer base expands.

Development Expenses. Development expenses include all costs related to the research and development of new products and the enhancement of the Company's existing products, less any amounts capitalized. Development expenses were $2,644,000, $2,727,000 and $2,074,000 in fiscal 1995, 1996 and 1997, respectively. Development expenses as a percentage of revenues were 13%, 12%, and 8% for fiscal 1995, 1996 and 1997, respectively. The increase in development expenses from fiscal 1995 to 1996 was primarily due to the addition of development personnel and equipment to modify, maintain and enhance the existing versions of the Company's software products and to develop new software products. The decrease in development expenses from fiscal 1996 to 1997 was primarily due to the restructuring of the Company's Legacy product development operations in the third quarter of fiscal 1996 to shift the development focus to the Enterprise Class technology. The Company capitalized $859,000, $1,038,000 and $805,000 of development expenditures in fiscal 1995, 1996, and 1997, respectively.

Selling Expenses. Selling expenses consist primarily of sales and marketing personnel costs and related occupancy costs as well as advertising expenditures. Selling expenses were $7,264,000, $10,074,000 and $11,185,000 in fiscal 1995, 1996 and 1997, respectively. Selling expenses as a percentage of revenues were 36%, 46% and 45% in fiscal 1995, 1996 and 1997, respectively. The increases in selling expenses were primarily due to increased commissions, the addition of sales and marketing personnel, and increased marketing activities related to the release of new products. The Company expects selling expenses to continue to increase in dollars as the Company expands its sales and marketing activities in fiscal 1998.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel and occupancy costs for administrative, executive and accounting and finance personnel as well as allowances for returns and credit losses. General and administrative expenses were $4,249,000, $4,415,000 and $4,603,000 for fiscal 1995, 1996 and 1997, respectively. General and administrative expenses as a percentage of revenues were 21%, 20% and 19% in fiscal 1995, 1996 and 1997, respectively. The increase in general and administrative expenses in dollars is due principally to the addition of personnel to support the growth of the Company's operations and increases in other administrative expenses. The decrease in general and administrative expenses as a percentage of revenues was due primarily to increased revenues without a proportionate increase in general and administrative expenses.

Restructuring Charges. As a result of recent acquisitions, the Company made the decision in the third quarter of fiscal 1996 to allocate a substantially greater portion of its research and development resources towards its Enterprise Class products. As a result of the transition, the Company recorded restructuring charges of $1,282,000. These charges consisted primarily of the write-down of capitalized software development costs of approximately $687,000 related to the Company's Legacy products and the write-down of certain fixed assets of approximately $232,000, as well as other costs associated with the restructuring.

Acquired Research and Development Costs. On June 17, 1994 the
Company acquired the outstanding common stock of Skribe Software, Inc. ("Skribe"). The total cost to the Company was approximately $1,525,000 plus additional contingent consideration and direct acquisition costs of approximately $75,000 and was paid in cash. The Company used the purchase method of accounting for the acquisition. In this regard, the Company recorded a one-time, nontax-deductible charge for acquired research and development costs of $1,002,000 in the second quarter of fiscal 1995. The technological feasibility of the acquired in-process technology had not been established and had no alternative future use.

On September 29, 1995 the Company acquired the outstanding capital stock of Soft Systems, Limited ("Soft Systems"), a United Kingdom corporation. The total cost to the Company was approximately $4,020,000 ($2,251,280 cash and 248,083 unregistered shares of the Company's common stock) plus direct acquisition costs of approximately $325,000. The Company used the purchase method of accounting for the acquisition. In this regard, the Company recorded a one-time, nontax-deductible charge for acquired research and development costs of $3,587,000 in the third quarter of fiscal 1996. The technological feasibility of the acquired in-process technology had not been established and had no alternative future use.

Investment Income, Net. Investment income consists primarily of interest and dividends earned on the Company's cash and cash equivalents and marketable securities. The Company recorded net investment income of $351,000, $595,000 and $494,000, in fiscal 1995,
1996 and 1997, respectively. The increase in net investment income from fiscal 1995 to 1996 is principally due to the increase in cash and cash equivalents, marketable securities available for investment and the high interest-bearing note receivable from affiliate. The decrease in net investment income from fiscal 1996 to 1997 was due principally to a decrease in cash and cash equivalents and marketable securities available for investment due to the acquisition of Soft Systems in September 1995.

Income Taxes. Income tax expense (benefit) on pretax income
(loss) for fiscal 1995, 1996 and 1997 was $1,115,000, $(139,000) and
$669,000, respectively. Research and development credits of approximately $160,000, $60,000 and $5,000 were utilized in fiscal 1995, 1996 and 1997, respectively, to reduce federal income taxes. The Company's effective tax rate on income from continuing operations was 40%, 5% and 24% in fiscal 1995, 1996 and 1997, respectively. The Company's effective tax rate decreased to 5% in fiscal 1996 due primarily to the nontax-deductible acquired research and development charges recorded in connection to the acquisition of Soft Systems. The increase in income tax expense and the effective tax rate from fiscal 1996 to 1997 is principally due to an increase in operating income resulting from charges related to the acquisition of Soft Systems in fiscal 1996, coupled with a decrease in the amount of research and development credits utilized to reduce federal income taxes.

Income (Loss) Per Share. Net income (loss) per share was $0.41, $(0.67) and $0.45 in fiscal 1995, 1996 and 1997, respectively. Net income (loss) per share decreased 267% to $(0.67) in fiscal 1996 primarily due to the one-time nontax-deductible charge of $3,587,000 or $0.83 per share for acquired research and development costs and the restructuring charges of $1,282,000 or $0.19 per share, net of tax, related to the Company's Legacy product development operations recorded in the third quarter fiscal 1996. Net income (loss) per share increased 167% to $0.45 in fiscal 1997 primarily due to an increase in operating income resulting from increased revenues as well as charges related to the acquisition of Soft Systems and the restructuring of the Company's Legacy product development operations in fiscal 1996.

Quarterly Results. The following table sets forth certain unaudited consolidated quarterly financial information for fiscal 1996 and 1997. This information has been prepared by the Company on substantially the same basis as the audited consolidated financial statements and includes all normal recurring adjustments necessary for a fair presentation of the results for such periods. This information should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

                                                        Fiscal 1996                             Fiscal 1997
                                                Q1        Q2         Q3       Q4        Q1        Q2        Q3      Q4
                                                              (in thousands, except per share)
Revenues                                    $5,294    $5,259    $ 5,295   $6,007    $5,907    $6,207    $6,646   $5,918
Operating expenses:
Cost of license fees                           204       199        255      279       283       292       367      372
Cost of service fees                           533       567        659      705       752       788       812      811
Development                                    776       813        625      513       498       507       561      508
Selling                                      2,246     2,465      2,486    2,877     2,597     2,556     2,631    3,401
General & administrative                     1,003     1,083      1,136    1,193     1,069     1,221     1,243    1,070
Restructuring charges                           --        --      1,282       --        --        --        --       --
Acquired research &
    development costs                           --        --      3,587       --        --        --        --       --
                                            ------    ------    -------   ------    ------    ------    ------   ------
Total operating expenses                     4,762     5,127     10,030    5,567     5,199     5,364     5,614    6,162
                                            ------    ------    -------   ------    ------    ------    ------   ------
Operating income (loss)                        532       132     (4,735)     440       708       843     1,032     (244)
Investment income, net                         125       169        168      133       108       119       132      135
                                            ------    ------    -------   ------    ------    ------    ------   ------
Income (loss) before income taxes              657       301     (4,567)     573       816       962     1,164     (109)
Income taxes                                   187        35       (431)      70       224       295       307     (158)
                                            ------    ------    -------   ------    ------    ------    ------  -------
Net income (loss)                           $  470    $  266    $(4,136)  $  503    $  592    $  667    $  857   $   49
                                            ======    ======    =======   ======    ======    ======    ======   ======

Net income (loss) per share                 $ 0.11    $  0.06   $ (0.96)  $ 0.11    $ 0.13    $ 0.14    $ 0.17   $ 0.01

Weighted average number of
    common and common
    equivalent shares outstanding            4,344      4,364     4,312    4,628     4,648     4,826     4,822    4,879

Liquidity and Capital Resources. Cash provided by operating activities was $4,375,000, $2,750,000 and $1,630,000 for fiscal 1995,
1996 and 1997, respectively. The decrease in fiscal 1996 from 1995 was due principally to decreased income from operations before acquisition related charges. The decrease in fiscal 1997 from 1996 was due principally to significant changes in operating assets and liabilities balances. Accounts receivable increased more rapidly than net income in fiscal 1997 due to the overall increase in large deals in which the Company granted extended payment terms. To date the Company has not experienced any significant credit losses related to the granting of extended payment terms on large deals. The Company has financed capital expenditures and acquisitions with funds from operating activities.

As of January 31, 1997, the Company had working capital of $17,279,000, including $4,258,000 in cash and cash equivalents and $4,945,000 in marketable securities. Aggregate operating lease obligations as of January 31, 1997, were $1,935,000, of which $848,000 is payable during fiscal 1998.

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

Foreign Currency Transactions. Approximately 23% of revenues generated outside of the United States are negotiated, invoiced and paid in U.S. dollars. All other international revenues are the result of agreements entered into by the foreign subsidiary of the Company and provide for payment in a foreign currency. Gains and losses on foreign currency transactions have not been significant. For the foreign subsidiary, the balance sheet accounts are translated at the year-end exchange rate and income statement items are translated at the average monthly exchange rates for the year. Resulting translation adjustments are recorded in a separate component of Shareholders' Equity, "Foreign currency translation adjustments." The adjustments were ($214,000) and ($98,000) as of January 31, 1996 and 1997,
respectively.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and schedules are set forth in Item 14.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                              PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on June 24, 1997. Information required by this item is included in the section entitled "Executive Officers of the Registrant", Item 4(A) in Part I of this Form 10-K. Information regarding compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by the Company's directors and executive officers and persons who own more than ten percent of the Company's common stock is set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on June 24, 1997, if applicable.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on June 24, 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of
Shareholders to be held on June 24, 1997.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on June 24, 1997.

                               PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
(a)         1.      Financial Statements and Report of
                    Independent Auditors

              IQ Software Corporation and Subsidiaries
                     Consolidated Balance Sheets

                                                                        January 31,                 January 31,
ASSETS                                                                      1996                        1997
Current assets:
    Cash and cash equivalents                                          $ 5,632,580                  $ 4,258,458
    Marketable securities (Note 3)                                       2,601,055                    4,944,596
    Accounts receivable:
      Billed                                                             5,281,963                    5,452,025
      Non-billed                                                         1,013,349                    3,276,880
                                                                       -----------                  -----------
                                                                         6,295,312                    8,728,905
    Allowance for doubtful accounts                                       (457,184)                    (654,227)
                                                                       -----------                  -----------
                                                                         5,838,128                    8,074,678
    Prepaid expenses and other current assets                            1,266,595                    1,314,316
    Note receivable from affiliate (Note 4)                              1,800,000                    1,800,000
                                                                       -----------                  -----------
Total current assets                                                    17,138,358                   20,392,048
Property and equipment:
    Furniture and fixtures                                               1,183,692                    1,192,163
    Equipment                                                            4,259,707                    4,733,355
                                                                       -----------                  -----------
                                                                         5,443,399                    5,925,518
Allowance for depreciation                                              (3,416,027)                  (4,296,835)
                                                                       -----------                  -----------
                                                                         2,027,372                    1,628,683
Capitalized software development costs, net of
    accumulated amortization of $936,000 and
    $457,000 at January 31, 1996 and 1997, respectively                  1,226,123                    1,312,776
Purchased software, net of accumulated amortization of
    $211,000 and $458,000 at January 31, 1996 and
    1997, respectively                                                     774,286                      542,345
Goodwill, net of accumulated amortization of $56,000 and
    $134,000 at January 31, 1996 and 1997, respectively                    794,477                    1,242,886
Other assets                                                               163,245                      176,118
                                                                       -----------                  -----------
                                                                       $22,123,861                  $25,294,856
                                                                       ===========                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $ 1,091,638                  $   548,153
    Accrued expenses                                                       816,378                      821,039
    Unearned revenue                                                     1,375,449                    1,357,090
    Income taxes payable (Note 7)                                               --                       75,136
    Current portion of deferred income taxes (Note 7)                      200,000                      312,000
                                                                       -----------                  -----------
Total current liabilities                                                3,483,465                    3,113,418

Deferred income taxes, less current portion (Note 7)                       620,000                      353,000

Shareholders' equity (Note 9):
    Preferred stock, $0.01 par value:
      Authorized shares - 5,000,000
      Issued and outstanding shares - none                                      --                           --
    Common stock, $0.00033 par value
      Authorized shares - 30,000,000
      Issued and outstanding shares - 4,494,941 at January 31,
      1996 and 4,647,632 at January 31, 1997                                 1,484                        1,534
    Additional paid-in capital                                          11,404,931                   12,912,089
    Retained earnings                                                    6,827,235                    8,991,959
    Net unrealized gain on marketable securities
      available for sale (Note 3)                                              947                       20,622
    Foreign currency translation adjustments                              (214,201)                     (97,766)
Total shareholders' equity                                              18,020,396                   21,828,438
                                                                       -----------                  -----------
    Total liabilities and shareholders' equity                         $22,123,861                  $25,294,856
                                                                       ===========                  ===========

See accompanying notes.

                                           IQ Software Corporation and Subsidiaries
                                             Consolidated Statements of Operations
                                                For the years ended January 31,


                                                                   1995                 1996               1997
Revenues:
    License fees                                               $15,314,340          $ 15,582,053       $17,184,245
    Service fees                                                 4,782,640             6,273,012         7,493,851
                                                               -----------          ------------       -----------
                                                                20,096,980            21,855,065        24,678,096

Operating expenses:
    Cost of license fees                                           618,817               936,758         1,313,749
    Cost of service fees                                         1,817,235             2,463,736         3,162,992
    Development                                                  2,644,454             2,727,014         2,073,948
    Selling                                                      7,264,256            10,074,045        11,184,895
    General and administrative                                   4,249,094             4,415,481         4,602,829
    Restructuring charges (Note 6)                                      --             1,281,812                --
    Acquired research and development costs (Note 5)             1,002,000             3,586,674                --
Total operating expenses                                        17,595,856            25,485,520        22,338,413
                                                               -----------           -----------       -----------

Operating income (loss)                                          2,501,124            (3,630,455)        2,339,683

Investment income, net                                             351,055               594,804           494,041
                                                               -----------           -----------       -----------

Income (loss) before income taxes                                2,852,179            (3,035,651)        2,833,724

Income taxes (Note 7):
    Current                                                      1,165,000               112,000           835,000
    Deferred                                                       (50,000)             (251,000)         (166,000)
                                                               -----------           -----------       -----------
                                                                 1,115,000              (139,000)          669,000

Net income (loss)                                              $ 1,737,179           $(2,896,651)      $ 2,164,724
                                                               ===========           ===========       ===========

Net income (loss) per common share:                            $      0.41           $     (0.67)      $      0.45
                                                               ===========           ===========       ===========

Weighted average number of common and common
    equivalent shares outstanding                                4,257,000             4,304,000         4,792,000

See accompanying notes.

                                       IQ Software Corporation and Subsidiaries
                                    Consolidated Statements of Shareholders' Equity


                                                                              Unrealized      Foreign
                                  Common            Additional                (Loss) Gain     Currency        Total
                                  Stock               Paid-in     Retained   on Marketable   Translation   Shareholders'
                                  Shares    Amount    Capital      Earnings    Securities    Adjustments      Equity
Balances at January 31, 1994    4,098,033   $1,353   $8,896,269   $7,986,707  $      --      $(192,559)    $16,691,770
Issuance of common stock           79,125       26                   201,844         --             --         201,870
Tax benefit from exercise of
  nonqualified stock options
  and disqualifying dispo-
  sitions of incentive stock
  options                              --       --      119,007           --         --             --         119,007
Net income                             --       --           --    1,737,179         --             --       1,737,179
Foreign currency
  translation adjustments              --      --            --           --         --         74,127          74,127
Unrealized loss on market-
  able securities available
  for sale                             --      --            --           --    (72,455)            --         (72,455)
----------------------------------------------------------------------------------------------------------------------
Balances at January 31, 1995    4,177,158   1,379     9,217,120    9,723,886    (72,455)      (118,432)     18,751,498
Issuance of common stock
  related to stock options         69,700      23       340,355           --         --             --         340,378
Issuance of common stock
  related to acquisition of
  Soft Systems, Ltd.              248,083      82     1,768,918           --         --             --       1,769,000
Tax benefit from exercise of
  nonqualified stock options
  and disqualifying dispo-
  sitions of incentive stock
  options                              --      --        78,538           --         --             --          78,538
Net loss                               --      --            --   (2,896,651)        --             --      (2,896,651)
Foreign currency
  translation adjustments              --      --            --           --         --        (95,769)        (95,769)
Unrealized gain on market-
  able securities available
  for sale                             --      --            --           --     73,402             --          73,402
----------------------------------------------------------------------------------------------------------------------
Balances at January 31, 1996    4,494,941   1,484    11,404,931    6,827,235        947       (214,201)     18,020,396
Issuance of common stock
  related to stock options        152,691      50     1,153,582           --         --             --       1,153,632
Tax benefit from exercise of
  nonqualified stock options
  and disqualifying dispo-
  sitions of incentive stock
  options                             --       --       353,576           --         --             --         353,576
Net income                            --       --            --    2,164,724         --             --       2,164,724
Foreign currency
  translation adjustments             --       --            --           --         --        116,435         116,435
Unrealized gain on market-
  able securities available
  for sale                             --       --           --           --     19,675             --          19,675
----------------------------------------------------------------------------------------------------------------------
Balances at January 31, 1997    4,647,632   $1,534  $12,912,089   $8,991,959    $20,622      $ (97,766)    $21,828,438
======================================================================================================================

See accompanying notes.

                                       IQ Software Corporation and Subsidiaries
                                         Consolidated Statements of Cash Flows
                                            For the years ended January 31,

                                                                                1995             1996           1997
Operating activities:
    Net income (loss)                                                      $ 1,737,179      $ (2,896,651)   $ 2,164,724
    Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                            1,276,684         2,544,574      1,985,162
    Acquired research and development costs (Note 5)                         1,002,000         3,586,674             --
    Deferred income taxes                                                      (91,885)         (250,496)      (155,000)
    Gain on disposal of equipment                                                   --                --        (17,650)
    Changes in operating assets and liabilities:
    Accounts receivable                                                         73,201           (21,857)    (2,127,205)
    Prepaid expenses and other current assets                                   50,196          (474,136)       (35,013)
    Accounts payable                                                           (31,281)          332,455       (414,444)
    Accrued expenses                                                           (32,614)         (144,085)      (184,286)
    Unearned revenue                                                            71,683           309,608        (40,740)
    Income taxes payable                                                       320,756          (235,931)       454,405
                                                                             ---------         ---------      ---------
    Net cash provided by operating activities                                4,374,519         2,750,155      1,629,953

Investing activities:
    Purchases of property and equipment                                       (977,824)       (1,137,734)     (521,626)
    Additions to capitalized software development costs                       (858,783)       (1,038,240)     (805,209)
    Advances under Note receivable from
    affiliate (Note 4)                                                              --         (1,800,000)           --
 Payments in connection with acquisition of Soft
    Systems, Ltd., less cash acquired (Note 5)                                     --         (2,146,830)      (35,000)
    Payments in connection with acquisition of Skribe
    Software, Inc., less cash acquired (Note 5)                             (1,480,998)           (76,873)    (528,085)
    Purchases (sales) of marketable securities                              (3,465,846)         1,368,238   (2,323,866)
    Other investing activities                                                 (10,706)           (46,337)     (11,321)
                                                                            -----------        -----------  -----------
    Net cash used in investing activities                                   (6,794,157)        (4,933,701)  (4,225,107)

Financing activities:
    Payments on long-term debt                                                (101,853)          (168,824)          --
   Proceeds from issuance of common stock                                      201,870            340,378    1,153,632
                                                                           ------------      ------------   ----------
   Net cash provided by financing activities                                   100,017            171,554    1,153,632
    Effect of exchange rate changes on cash                                     73,092            (54,826)      67,400
                                                                           ------------      ------------   ----------
    Net decrease in cash and cash equivalents                               (2,246,529)        (2,066,818)  (1,374,122)
    Cash and cash equivalents at beginning of period                         9,945,927          7,699,398    5,632,580
                                                                             ---------          ---------    ---------
    Cash and cash equivalents at end of period                             $ 7,699,398       $  5,632,580  $ 4,258,458
                                                                           ===========       ============   ==========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                 $    13,903       $      1,611  $     5,632
                                                                           ===========       ============   ==========
    Cash paid for income taxes                                             $   845,383       $    292,250  $   380,913
                                                                           ===========       ============   ==========

See accompanying notes.

             Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
IQ Software Corporation (the "Company"), a Georgia corporation, designs, develops, markets and supports a family of data access, analysis and custom report writing software products. Principal customers are (i) vertical market application software developers who integrate the Company's software into their products for license to end users,(ii) large corporate customers, and (iii) federal, state and local governments. As of January 31, 1996 and 1997, the Company had a wholly-owned subsidiary located in the United Kingdom.

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

Revenue Recognition
The Company's revenue recognition practices are in accordance with the AICPA Statement of Position 91-1 on Software Revenue Recognition. Revenue from software licenses is recognized in accordance with the provisions of each respective software license agreement (the "Agreements"). These Agreements between the Company and various software companies are generally for an initial period of 12-60 months and automatically renew for 12-month periods thereafter. License fees, which are non-refundable, are recognized as revenue when the software is delivered, collectibility is probable and a license agreement has been accepted. Direct sales of software are recorded as revenue when shipped. Amounts prepaid for maintenance and support services are recorded as unearned revenue and recognized ratably over the service period. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management's estimates in determining the level of allowance for doubtful accounts. The provision for doubtful accounts is included in the general and administrative expenses and was $1,216,000, $862,000 and $849,000 for fiscal years 1995, 1996 and 1997, respectively.

Cost of License Fees
The cost of license fees consists of the amortization of capitalized computer software development costs, purchased software, royalties paid on licensed products and, to a lesser extent, the costs of magnetic media, packaging and documentation.

Cost of Service Fees
The cost of service fees includes the costs associated with supplying customers with technical assistance and training and consulting services.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities
The Company accounts for marketable securities in accordance the provisions of Statement of Financial Accounting Standards No.115("SFAS No.115"). SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all debt securities with original maturity dates of greater than 90 days are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Interest and dividends on securities classified as available-for-sale are included in investment income. All available-for-sale securities are classified as current since they are available for use in the Company's current operations.

Capitalized Software Development Costs and Purchased Software and
Goodwill
Costs related to internally developed software which are incurred after the establishment of technological feasibility are capitalized; costs incurred prior to that point are considered research and development expenditures and are expensed as incurred. Purchased software and goodwill consist of costs capitalized in connection with the Company's acquisitions of Skribe Software, Inc. and Soft Systems, Limited (see Note 5). Such capitalized costs are generally amortized over 3 to 10 years, the estimated lives of the assets. The Company believes that the carrying value and the amortization period of these costs remain appropriate based upon historical and anticipated sales levels. Amortization expense was approximately $488,000, $797,000 and $1,065,000 for the years ended January 31,
1995, 1996 and 1997, respectively.

Property and Equipment
Property and equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.

Advertising Costs
The Company expenses advertising costs as incurred in accordance with Statement of Position 93-7. Advertising expenses were $479,000, $963,000 and $ 1,304,000 for fiscal 1995, 1996 and 1997, respectively.

Foreign Currency Translation
For the foreign subsidiary, the balance sheet accounts are translated at the year-end exchange rate and income statement items are translated at the average monthly exchange rates for the year. Resulting translation adjustments are made directly to a separate component of shareholders' equity. Exchange gains and losses are not material.

Net Income (Loss) Per Common Share
Net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consists of dilutive stock options.

Stock Based Compensation
The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants. In 1995, the Financial Accounting Standards Board
("FASB") issued Statement No. 123, "Accounting for Stock-based Compensation." Pro forma information regarding net income and earnings per share is required by Statement No. 123 (see Note 9).

Impact of Recently Issued Accounting Standards
In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of fiscal 1997. The effect of adoption was not material.

In February 1997, the FASB issued a new accounting pronouncement, Statement No. 128, "Earnings per Share," which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. Statement No. 128 will be effective for the Company's quarter and year ending January 31, 1998, and, upon adoption, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending January 31, 1998 is not permitted. The Company has not evaluated the impact on earnings per share of Statement No. 128.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentaion in the accompanying financial statements.

2. FINANCIAL INSTRUMENTS

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short term investments, trade accounts and note receivable (see Note 4). The Company maintains cash and cash equivalents and short-term investments with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. Concent rations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents - The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates its fair value.

Investment securities - The fair values for marketable securities are based on quoted market price (see note 3).

Accounts receivable and accounts payable - The carrying amounts reported in the consolidated balance sheet for accounts receivable and accounts payable approximate their fair value.

Note receivable from affiliate - The carrying amount reported in the consolidated balance sheet for the note receivable approximates its fair value.

3. MARKETABLE SECURITIES

The following is a summary of available-for-sale securities at January 31, 1996 and 1997:

                                                                   Gross            Estimated
                                                                 Unrealized            Fair
                    January 31, 1996               Cost          Gain (Loss)           Value
                    Municipal securities        $2,368,000        $ 28,000          $2,396,000
                    Equity securities              232,000         (27,000)            205,000
                                                ----------        --------          ----------
                                                $2,600,000        $  1,000          $2,601,000
                                                ==========        ========          ==========

                                                                   Gross             Estimated
                                                                 Unrealized            Fair
                    January 31, 1997               Cost             Gain               Value
                    Municipal securities        $4,662,000        $33,000           $4,695,000
                    Equity securities              250,000             --              250,000
                                                ----------        -------           ----------
                                                $4,912,000        $33,000           $4,945,000
                                               ===========        ========          ==========

The adjustment to unrealized holding gains on available-for-sale securities included as a separate component of shareholders' equity totaled $1,000 and $21,000, net of deferred taxes, as of January 31, 1996 and 1997, respectively.

As of January 31, 1996 and 1997, the Company had no marketable securities classified as held-to-maturity. The amortized cost and estimated fair market value of debt and equity securities at January 31, 1997 by contractual maturity, are shown below.


                                                          Estimated
                                                             Fair
                                       Cost                  Value
Due in 1 year or less                $1,461,000            $1,464,000
Due after one year through 3 years    3,201,000             3,231,000
                                     ----------            ----------
  Total debt securities               4,662,000             4,695,000
Equity securities                       250,000               250,000
                                     ----------            ----------
                                     $4,912,000            $4,945,000
                                     ==========            ==========

4. NOTE RECEIVABLE FROM AFFILIATE

On April 18, 1995, the Company loaned $1.8 million to Daystar
Digital, Inc. pursuant to a note receivable (the "Note"). Under the terms of the agreement, the Note was payable one year from the date of the agreement. Interest on the Note was payable monthly at a rate of prime plus 1/2 percent adjusted quarterly and was renewable at the end of one year. The interest rate on the date of the agreement was 9 1/2%. The Company renewed the original agreement with Daystar Digital, Inc. for an additional term ending April 18, 1997. Under the terms of the renewal, the Note bears interest payable monthly at a rate of prime plus 1-1/2 percent, adjusted quarterly. The Company may agree to extend repayment past April 18, 1997. The Note is guaranteed by Intelligent Systems Corporation and is secured by 240,163 shares of the Company's common stock held by Intelligent Systems Corporation.

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

The following unaudited pro forma results of operations for the years ended January 31, 1995 and 1996 assume the acquisition occurred as of the beginning of the respective periods after giving effect to certain adjustments, including the elimination of license fees between the Company and Soft Systems, amortization of intangibles and purchased software costs, decreased investment income and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

                      (in thousands except per share data, unaudited)
                           Year ended                   Year ended
                        January 31, 1995             January 31, 1996
Net revenues               $21,030                       $22,419
Net income                   1,564                           116

Net income per share       $  0.35                       $  0.03

The one-time charge of $3,587,000 for purchased research and development costs related to the acquisition is not reflected in these pro forma operating results.

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

Exclusive of the effect of the acquired research and development expense of $1,002,000 or approximately $0.25 per share in 1995, pro forma statement of operations information, including pro forma revenues and pro forma net income for the Company and Skribe for the year ended January 31, 1995 does not vary significantly from the accompanying consolidated statements of operations for those same periods.

6. RESTRUCTURING CHARGES

During the third quarter of fiscal 1996, the Company began to allocate a larger portion of its development resources to recently acquired products resulting in a restructuring of its product development operations. As a result, the Company recorded pretax restructuring charges totaling $1,282,000 during the quarter ended October 31, 1995. The restructuring charges consisted primarily of the write-down of certain capitalized software development costs of approximately $687,000, write-down of certain fixed assets of approximately $232,000 and other costs associated with the restructuring of its product development operations.

7. INCOME TAXES

Current income tax expense consists of the following:

                                       Years ended January 31,
                                 1995          1996          1997
Federal                       $  912,000    $ 197,000      $477,000
State                            150,000       64,000        84,000
Foreign                          103,000     (149,000)      274,000
                               ---------    ---------      --------
                              $1,165,000    $ 112,000      $835,000
                              ==========    =========      ========

Research and development credits of approximately $160,000, $60,000 and $5,000 were utilized in 1995, 1996 and 1997, respectively, to reduce federal income taxes.

Deferred income tax benefit results from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these temporary differences are as follows:

                                                          Years ended January 31,
                                                      1995        1996         1997
Adjustment for cash method for tax reporting       $(240,000)  $(240,000)   $      --
Capitalized software development costs               166,000    (108,000)      32,000
Purchased software development costs                 (30,000)    (32,000)     (84,000)
Prepaid expenses                                      33,000     131,000      (55,000)
Allowance for doubtful accounts, net                  91,000      31,000      (94,000)
Other                                                (70,000)    (33,000)      35,000
                                                   ---------    --------     --------
Total                                              $ (50,000)  $(251,000)   $(166,000)
                                                   =========    ========    =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 1996 and 1997, are as follows:

                                                                                                January 31,
                                                                                            1996           1997
               Deferred tax liabilities:
                  Capitalized software development costs                                $ 449,000        $480,000
                  Prepaid expenses                                                        320,000         265,000
                  Purchased software development costs                                    283,000         198,000
                  Other                                                                        --          12,000
                                                                                         --------        --------
                     Total deferred tax liabilities                                     1,052,000         955,000

              Deferred tax assets:
                  Allowance for doubtful accounts, net                                    107,000         202,000
                  Accumulated depreciation                                                 71,000          70,000
                 Other, net                                                                54,000          18,000
                                                                                        ---------        --------
                    Total deferred tax assets                                             232,000         290,000
                                                                                        ---------        --------
                    Net deferred tax liabilities                                        $ 820,000        $665,000
                                                                                        =========        ========

Reconciliations of the statutory U.S. federal income tax rate of 34% to the effective tax rates are as follows:

                                                                                  Years ended January 31,
                                                                         1995              1996              1997
                    Statutory tax rate                                   34.0%             34.0%             34.0%
                    State income taxes, net of federal tax benefit        2.6               2.6               2.6
                    Research and development tax credits                 (5.6)              2.0              (0.2)
                    Foreign sales corporation credits                    (2.6)              5.2              (7.6)
                    Acquired research and development costs              12.8             (40.2)               --
                    Tax-free investment income                           (4.6)              3.5              (4.0)
                    Other                                                 3.0              (2.5)             (1.2)
                                                                         ----             -----              ----
                    Effective tax rate on income (loss) before taxes     39.6%              4.6%             23.6%
                                                                         ====             =====              ====

The Company does not provide for U.S. income taxes on undistributed earnings considered permanently invested in its foreign subsidiary. The amount of undistributed earnings which would be subject to U.S. federal income tax if repatriated as of January 31, 1996 and 1997 was approximately $203,000 and $481,000, respectively.

8. LEASES

The Company leases office space and equipment. Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at January 31, 1997:

              1998                                    $ 848,000
              1999                                      676,000
              2000                                      252,000
              2001                                       61,000
              2002                                       30,000
              Thereafter                                 68,000
                                                      ---------
              Total minimum lease payments           $1,935,000
                                                     ==========

Rental expense amounted to approximately $598,000, $813,000 and $
955,000, for all operating leases for the years ended January 31, 1995, 1996 and 1997, respectively.

9. STOCK OPTION PLANS

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Under the Company's 1987 stock option plan (the "1987 Plan") the Company may grant options to directors and key personnel for the purchase of 400,000 shares of the Company's common stock at prices not less than the fair market value of the shares on the date of the grant. Options granted prior to fiscal 1992 may be exercised not earlier than twelve months nor later than five years from the date of the grant and vest 25% each year; options granted after fis-cal 1991 have a term of seven years. Option prices have been based on fair market value of the shares at the date of grant. Since prior to the Company's public offering in October 1992 there was no quoted market price available at the time of grant, the best estimate of the fair market value of the common stock was determined by the Board of Directors, based upon the most recent sales of stock. On June 29, 1993, the shareholders approved an additional stock option plan (the "1993 Plan") under which the Company may grant options to officers and key personnel for the purchase of 600,000 shares of the Company's common stock at a price not less than the fair market value of the shares on the date of the grant. Under the 1993 Plan, options may be exercised not earlier than twelve months nor later than ten years from the date of grant. Options granted may be exercised no later than seven years from the date of grant. The vesting of options has varied; however, no options shall vest earlier than twelve months from the date of grant.

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

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1996 and 1997, respectively: risk-free interest rate of 6%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .65 and .66; and a weighted average expected life of the option of 4.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                     Fiscal 1996           Fiscal 1997
Pro forma net income (loss)          $(2,983,000)          $1,619,000

Pro forma earnings (loss) per share  $     (0.69)          $     0.34

Because FASB Statement No. 123 is applicable only to options granted subsequent to January 31, 1995, its pro forma effect will not be fully reflected until future years.

A summary of stock option activity under the above described plan is as follows:

                                                                                                          Weighted
                                                            Shares                     Price Range      Average Price

              Balance at January 31, 1995                    413,375                 $ 0.67 to $10.75        $ 7.35
               Granted                                       136,500                 $10.50 to $13.38        $12.29
               Exercised                                     (69,700)                $ 0.67 to $10.75        $ 4.56
               Canceled                                      (88,375)                $ 7.50 to $13.38        $10.41
                                                             -------
              Balance at January 31, 1996                    391,800                 $ 0.67 to $23.33        $ 8.88
               Granted                                       373,000                 $11.25 to $23.75        $16.25
               Exercised                                    (152,691)                $ 1.50 to $13.38        $ 7.60
               Canceled                                     (128,500)                $ 7.50 to $18.25        $12.36
                                                            --------
              Balance at January 31, 1997                    483,609                 $ 1.60 to $23.75        $14.02
                                                            ========

The weighted average fair value of options granted was $6.94 and $10.87 for fiscal 1996 and 1997, respectively.

The following table summarizes information concerning outstanding and exercisable options at January 31, 1997:

                             Options Outstanding                                  Options Exercisable
                                                       Weighted        Weighted                       Weighted
              Range of                                 Average         Average                         Average
              Exercise              Number            Remaining        Exercise          Number        Exercise
               Price             Outstanding      Contractual Life      Price          Exercisable      Price
              $1.60                 12,500               1.50           $ 1.60           12,500        $ 1.60
           $  6.50 - $8.88          73,359               4.36           $ 6.99           28,401        $ 7.03
           $10.50 - $13.38         230,750               5.87           $11.68           32,125        $11.78
           $18.25 - $23.75         167,000               6.78           $21.30            4,000        $23.75
                                   -------               ----           ------           ------        ------
                                   483,609               5.82           $14.02           77,026        $ 8.99
                                   =======               ====           ======           ======        ======

At January 31, 1997, the Company had 1,803,484 shares of common stock reserved for future issuance under the 1987 Plan, the 1993 Plan and the 1994 Plan.

10. GEOGRAPHIC INFORMATION

Summarized data for the Company's operations in different geographic areas are as follows:

                                                                             Years ended January 31,
                                                                  1995                 1996                1997
Sales to unaffiliated customers
    (including exports):
    United States                                            $15,845,221           $ 16,911,619        $18,171,185
    Europe                                                     4,251,759              4,943,446          6,506,911
                                                             -----------            -----------        -----------
Total sales to unaffiliated customers                        $20,096,980           $ 21,855,065        $24,678,096
                                                             ===========            ===========        ===========

Sales to affiliates:
    United States                                            $1,247,719             $1,471,709         $ 1,178,768
    Europe                                                           --                     --                  --
    Eliminations                                             (1,247,719)            (1,471,709)         (1,178,768)
                                                             ----------             ----------         -----------
Total sales to affiliates                                    $       --            $        --         $        --
                                                             ==========             ==========         ===========

Operating income (loss):
    United States                                            $ 2,554,108           $(4,407,205)*       $ 1,458,937
    Europe                                                       (52,984)              776,750             880,746
                                                             -----------           -----------         -----------
Total operating income (loss)                                  2,501,124            (3,630,455)          2,339,683

Investment income, net                                           351,055               594,804             494,041
                                                             -----------           -----------         -----------

Income (loss) before income taxes                            $ 2,852,179           $(3,035,651)        $ 2,833,724
                                                             ===========           ===========         ===========

Identifiable assets:
    United States                                            $13,294,045           $15,536,024         $20,416,522
    Europe                                                     1,443,975             1,219,407             707,862
    Eliminations                                                (121,173)             (264,150)            (87,986)
                                                             -----------           -----------         -----------
Total identifiable assets                                     14,616,847            16,491,281          21,036,398
Corporate assets                                               7,699,398             5,632,580           4,258,458
                                                              ----------           -----------         -----------
Total assets                                                 $22,316,245           $22,123,861         $25,294,856
                                                             ===========           ===========         ===========

*Includes one-time charge of $3,587,000 related to the acquisition of Soft Systems, Ltd.

In computing operating income (loss), none of the following items have been added or deducted: general corporate expenses and related allocations, interest income or expense, or income taxes. All transfers between geographic areas are made at reasonable rates for the purpose of recovering certain research and development, marketing and general and administrative expenses which are incurred on the behalf of other locations. Export sales from the United States operations were $2,010,000, $1,940,000 and $2,847,000 for fiscal 1995,
1996 and 1997, respectively.

                   REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
IQ Software Corporation

We have audited the accompanying consolidated balance sheets of IQ Software Corporation and subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IQ Software Corporation and subsidiaries at January 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                              ERNST & YOUNG LLP

Atlanta, Georgia
February 28, 1997

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

Exhibit
Number    Description         Filed herewith or incorporated by reference hereto
          3.1   Amended and Restated            Exhibit 3(a) to the Company's Registration
                Articles of Incorporation       Statement on Form S-1, No. 33-47268

          3.2   Amended and Restated            Exhibit 3(b) to the Company's Registration
                By-laws                         Statement on Form S-1, No. 33-47268

        *10.1   Stock Option Plan,              Exhibit 10(a) to the Company's Registration
                as amended                      Statement on Form S-1, No. 33-47268

        *10.2   Form of Incentive               Exhibit 10(f) to the Company's Registration
                Stock Option Agreement          Statement on Form S-1, No. 33-47268

         10.3   Form of Non-Disclosure          Exhibit 10(g) to the Company's Registration
                Agreement                       Statement on Form S-1, No. 33-47268

        *10.4   1993 Stock Option Plan          Exhibit 10.4 to the Company's Annual Report on
                                                Form 10K for the year ended January 31, 1995

        *10.5   1993 Incentive Stock            Exhibit 10.5 to the Company's Annual Report on
                Option Agreement                Form 10K for the year ended January 31, 1995

        *10.6   Non-Employee Directors          Exhibit 10.6 to the Company's Annual Report on
                Stock Option Plan               Form 10K for the year ended January 31, 1995

        *10.7   Form of Non-Qualified           Exhibit 10.7 to the Company's Annual Report on
                Stock Option Plan               Form 10K for the year ended January 31, 1995

         11.4   Statement of Computation        Filed herewith
                of Per Share Earnings

         23.4   Consent of Independent          Filed herewith
                Auditors

         24.4   Powers of Attorney              Filed herewith

(b)         Reports on Form 8-K

                     No reports on Form 8-K were filed during the fiscal quarter ended January 31, 1996.

(c)         Exhibits

                     See Item 14(a)(3) above.

(d)         Financial Statement Schedules

                     See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            IQ SOFTWARE CORPORATION


                      /s/ CHARLES R. CHITTY
            _______________________________________
                         Charles R. Chitty
            Chairman, President and Chief Executive Officer
            Dated: April 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature


    /s/ CHARLES R. CHITTY                     J. LELAND STRANGE*
        Charles R. Chitty                     J. Leland Strange
Chairman, President and Chief                 Director
Executive Officer                             Date: April 28, 1997
(Principal Executive Officer)
Date: April 28, 1997


     /s/ J. KENT ELMER                          UGO F. IPPOLITO *
         J. Kent Elmer                          Ugo F. Ippolito
Controller (Principal Accounting Officer)     Director
Date: April 28, 1997                          Date: April 28, 1997

                                              * By Power of Attorney

    J. WILLIAM GOODHEW, III *                    /s/ J. KENT ELMER
    J. William Goodhew, III                        J. Kent Elmer
Director                                        Attorney in fact
Date: April 28, 1997                            Date: April 28, 1997


      RICHARD L. JACKSON *
      Richard L. Jackson
Director
Date: April 28, 1997

              IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                    INDEX TO FINANCIAL STATEMENT
                       SCHEDULES AND EXHIBITS



                                                           PAGE

Financial Statement Schedules:

            II.    Valuation and Qualifying Accounts        34


Exhibits:
            11.4   Statement of Computation of Per Share
                   Earnings                                 35

            23.4   Consent of Independent Auditors          36

            24.4  Powers of Attorney                     37-40

           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              IQ SOFTWARE CORPORATION AND SUBSIDIARIES


              Col. A                              Col. B               Col. C             Col. D           Col. E
                                                                      Additions
                                                Balance at           Charged to                          Balance at
                                               Beginning of          Costs and                             End of
Description                                       Period              Expenses         Deductions*         Period
Year Ended January 31, 1995
    Deducted from asset
     accounts:
    Allowance for
     doubtful accounts                            $709,000           $1,216,000         $1,493,000        $432,000
------------------------------------------------------------------------------------------------------------------
Year Ended January 31, 1996
    Deducted from asset
     accounts:
    Allowance for
     doubtful accounts                            $432,000           $  862,000         $  837,000        $457,000
------------------------------------------------------------------------------------------------------------------
Year Ended January 31, 1997
    Deducted from asset
     accounts:
    Allowance for
     doubtful accounts                            $457,000           $  849,000         $  652,000        $654,000
------------------------------------------------------------------------------------------------------------------

(*) Uncollectible accounts written off, net of recoveries.