Form 10-Q
period 1997-04-30
IQ SOFTWARE CORP
filed 1997-06-12
CIK 886167

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              Form 10-Q

            Quarterly Report Under Section 13 or 15(d) of
                 the Securities Exchange Act of 1934



For Quarter Ended           April 30, 1997



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

Yes X   No . . .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                      Number of Shares
                                           Outstanding at June 5, 1997
     Common                                         4,647,632

                      IQ SOFTWARE CORPORATION
                              Form 10-Q
                    Quarter Ended April 30, 1997
                          Table of Contents

                                                               Page
                                                               Number

     Part I.  Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          April 30, 1997 (unaudited) and January 31, 1997        3

          Condensed Consolidated Statements of Income
          (unaudited) - Three months ended April 30, 1997
          and 1996                                               4

          Condensed Consolidated Statements of Cash Flows
          (unaudited) - Three months ended April 30, 1997
          and 1996                                               5

          Notes to Condensed Consolidated Financial
          Statements                                             6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    8



     Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                       10

          Signatures                                             10

                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                                       IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                April 30, 1997    January 31, 1997
                                                                                  (unaudited)
                                                               ASSETS
Current Assets:
     Cash and cash equivalents..............................................       $ 4,902,900       $ 4,258,458
     Marketable securities..................................................         5,009,963         4,944,596
     Accounts receivable:
          Billed............................................................         4,811,388         5,452,025
          Non-billed........................................................         3,816,083         3,276,880
                                                                                   -----------       -----------
                                                                                     8,627,471         8,728,905
     Allowance for doubtful accounts........................................          (641,945)         (654,227)
                                                                                   -----------       -----------
                                                                                     7,985,526         8,074,678
     Note receivable from affiliate (Note 2)................................         1,800,000         1,800,000
     Prepaid expenses and other current assets..............................         1,282,256         1,314,316
                                                                                   -----------       -----------
Total current assets........................................................        20,980,645        20,392,048
Property and equipment:
     Furniture and fixtures.................................................         1,185,817         1,192,163
     Equipment..............................................................         4,890,646         4,733,355
                                                                                   -----------       -----------
                                                                                     6,076,463         5,925,518
Allowance for depreciation..................................................        (4,511,172)       (4,296,835)
                                                                                   -----------       -----------
                                                                                     1,565,291         1,628,683
Capitalized software development costs, net of accumulated amortization of
      $575,000 at April 30, 1997 and  $457,000 at January 31, 1997..........         1,422,145         1,312,776
Purchased software, net of accumulated amortization of $535,000 as of
      April 30, 1997 and $458,000 at January 31, 1997.......................           464,891           542,345
Goodwill, net of accumulated amortization of $172,000 as of April 30, 1997
     and $134,000 at January 31, 1997.......................................         1,318,575         1,242,886
Other assets................................................................           176,118           176,118
                                                                                   -----------       -----------
     Total assets...........................................................       $25,927,665       $25,294,856
                                                                                   ===========       ===========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.......................................................       $   724,695       $   548,153
     Accrued expenses.......................................................           525,965           821,039
     Unearned revenue.......................................................         1,498,670         1,357,090
     Income taxes payable...................................................           275,772            75,136
     Current portion of deferred income taxes...............................           301,000           312,000
                                                                                   -----------       -----------
Total current liabilities...................................................         3,326,102         3,113,418

Deferred income taxes, less current portion.................................           332,000           353,000

Shareholders' equity:
Preferred stock, $.01 par value:
      Authorized shares - 5,000,000-Issued and outstanding shares - none                    --                --
Common stock, $.00033 par value:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 4,647,632 at April 30, 1997
        and 4,647,632 at January 31, 1997...................................             1,534             1,534
Additional paid-in capital..................................................        12,912,089        12,912,089
Retained earnings...........................................................         9,395,075         8,991,959
Net unrealized gain on marketable securities available for sale.............             3,110            20,622
Foreign currency translation adjustments....................................           (42,245)          (97,766)
                                                                                   -----------       -----------
     Total shareholders' equity.............................................        22,269,563        21,828,438
                                                                                   -----------       -----------
     Total liabilities and shareholders' equity.............................       $25,927,665       $25,294,856
                                                                                    ===========       ===========

            See Notes to Condensed Consolidated Financial Statements

                                       IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (unaudited)

                                                                                          Three Months Ended
                                                                                               April 30,
                                                                                      1997                1996
Revenues:
    License fees............................................................       $3,802,706          $4,108,457
    Service fees............................................................        2,178,705           1,798,230
                                                                                   ----------          ----------
                                                                                    5,981,411           5,906,687
Operating expenses:
    Cost of license fees....................................................          268,210             282,871
    Cost of service fees....................................................          782,375             751,526
    Development ............................................................          517,882             497,935
    Selling ................................................................        3,064,474           2,597,151
    General and administrative..............................................        1,025,075           1,069,334
                                                                                   ----------          ----------
       Total operating expenses.............................................        5,658,016           5,198,817
                                                                                   ----------          ----------

Operating income ...........................................................          323,395             707,870

Investment income, net......................................................          124,721             107,946
                                                                                   ----------          ----------

Income before income taxes..................................................          448,116             815,816
Income tax..................................................................           45,000             224,000
                                                                                   ----------          ----------
Net income .................................................................       $  403,116          $  591,816
                                                                                   ==========          ==========

Net income per common and common equivalent share...........................       $     0.09          $     0.13
                                                                                   ==========          ==========

Weighted average number of common and
  common equivalent shares outstanding......................................        4,700,000           4,648,000
                                                                                   ==========          ==========

           See Notes to Condensed Consolidated Financial Statements

Item 1.       Financial Statements (continued)


                                       IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)

                                                                                          Three Months Ended
                                                                                               April 30,
                                                                                       1997                1996
Operating activities:
Net income .................................................................       $   403,116         $   591,816
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization.............................................           473,630             509,614
  Deferred income taxes.....................................................           (21,000)            (31,505)
  Loss (gain) on disposal of equipment......................................               693              (9,854)
  Changes in operating assets and liabilities:
    Accounts receivable.....................................................           122,886            (405,303)
    Prepaid expenses and other current assets...............................            36,518              (8,811)
    Accounts payable........................................................           171,249            (293,328)
    Accrued expenses........................................................          (297,659)            (94,727)
    Unearned revenue........................................................           135,768            (121,982)
    Income taxes  payable...................................................           200,398              61,879
                                                                                   -----------         -----------
Net cash provided by operating activities...................................         1,225,599             197,799

Investing activities:
Purchase of property and equipment..........................................          (180,701)            (60,027)
Additions of capitalized software development costs.........................          (226,666)           (243,533)
Purchase of marketable securities, net......................................           (94,784)         (1,374,281)
Payments in connection with the acquisition of Skribe Software, Inc.........          (113,868)           (119,640)
                                                                                   -----------         -----------
Net cash used in investing activities.......................................          (616,019)         (1,797,481)

Financing activities:
Proceeds from issuance of common stock......................................                --             434,873
                                                                                   -----------         -----------
Net cash provided by  financing activities..................................                --             434,873
Effect of exchange rate changes on cash.....................................            34,862              (1,997)
                                                                                   -----------         -----------
Net increase (decrease) in cash and cash equivalents........................           644,442          (1,166,806)
Cash and cash equivalents at beginning of period............................         4,258,458           5,632,580
                                                                                   -----------         -----------
Cash and cash equivalents at end of period..................................       $ 4,902,900         $ 4,465,774
                                                                                   ===========         ===========


Supplemental disclosure of cash flow information:
Cash paid during the period for interest....................................       $       530         $     3,790
                                                                                   ===========         ===========
Cash paid during the period for income taxes................................       $    33,950         $    64,162
                                                                                   ===========         ===========

      See Notes to Condensed Consolidated Financial Statements

              IQ SOFTWARE CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
                           April 30, 1997
                             (unaudited)


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


2.   Note Receivable From Affiliate

     On April 18, 1995, the Company loaned $1.8 million to Daystar Digital, Inc. pursuant to a note receivable (the "Note"). Under the terms of the agreement, the Note was payable one year from the date of the agreement. The Note bore interest payable monthly at a rate of prime plus 1/2 percent, adjusted quarterly, and was renewable at the end of one year. The interest rate on the date of the agreement was 9 1/2%. The Company renewed the original agreement with Daystar Digital, Inc. for an additional term ending June 30, 1997. Under the terms of the renewal, the Note bears interest payable monthly at a rate of prime plus 1-1/2 percent, adjusted quarterly. The Note is guaranteed by Intelligent Systems Corporation and is secured by 154,904 shares of the Company's common stock and certificates of deposit totalling $1,364,137 owned by Intelligent Systems Corporation.

3.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for the Company's fourth quarter ending January 31, 1998. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under Statement No. 128, the Company is required to present both "basic" and "diluted" earnings per share for each period presented. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The following table sets forth the pro forma results had earnings per share been calculated under Statement No. 128 for the three months ended April 30, 1997 and 1996:

                                               Three months ended
                                                    April 30,
                                               1997         1996

 Basic earnings per share                   $    0.09   $    0.13
                                            =========   =========

 Weighted average common and
  common equivalent shares outstanding      4,648,000   4,535,000
                                            =========   =========

 Diluted earnings per share                 $    0.09   $    0.13
                                           ==========   =========

 Weighted average common and
  common equivalent shares outstanding      4,700,000   4,658,000
                                            =========   =========

4.   Reclassifications

     Certain prior-year amounts have been reclassified to conform with current year presentation in the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company's working capital increased $376,000 to $17,655,000 as of April 30, 1997 from $17,279,000 as of January 31, 1997. This increase was due primarily to increases in working capital provided from operations partially offset by additions to capitalized software development cost of $227,000 and property and equipment additions of $181,000.

     The Company believes that the current cash, cash equivalents and cash flow from operations will be sufficient to provide the liquidity and capital resources to meet its lease obligations and to finance operating needs, research and development activities and planned growth for at least the next twelve months.

Results of Operations

Revenues

      Revenues were $5,981,000 for the quarter ended April 30, 1997 and $5,907,000 for the quarter ended April 30, 1996, an increase of $74,000 or 1%. License fees were $3,803,000 for the quarter ended April 30, 1997 and $4,108,000 for the quarter ended April 30, 1996, a decrease of $305,000 or 7%.

     Service fees were $2,179,000 for the quarter ended April 30, 1997 compared to $1,798,000 for the quarter ended April 30, 1996, an increase of $381,000 or 21%. Service fees increased principally as a result of increases in training and consulting revenues.

Cost of License Fees

     Cost of license fees includes the amortization of capitalized software development costs, royalties related to licensed products and the costs of magnetic media, packaging and documentation. Cost of license fees was $268,000 or 4% of revenues for the quarter ended April 30, 1997. For the comparable quarter of the prior year, cost of license fees was $283,000 or 5% of revenues. The decrease in cost of license fees in dollars and as a percentage of revenue for the quarter ended April 30, 1997 is due primarily to decreases in amortization of capitalized software development. Amortization of capitalized software development costs was $195,000 and $230,000 for the quarters ended April 30, 1997 and 1996, respectively.

Cost of Service Fees

     Cost of service fees consists of the costs associated with supplying customers with technical assistance and training and consulting services. Cost of service fees was $782,000 or 13% of revenues for the quarter ended April 30, 1997. Cost of service fees was $752,000 or 13% of revenues for the quarter ended April 30, 1996. The increase in cost of service fees in dollars is due principally to increases in the Company's training and consulting staff. The Company expects costs of service fees to continue to increase in dollars in conjunction with the increases in the Company's service fee revenues.

Development Expenses

     Development expenses were $518,000 or 9% of revenues for the quarter ended April 30, 1997 and $498,000 or 8% of revenues for the quarter ended April 30, 1996. The increase in development expenses in dollars and as a percentage of revenue is due principally to the addition of personnel needed for modifying, porting and enhancing all the Company's products and for developing new products and decreased capitalization of software development costs. The Company capitalized $227,000 and $244,000 of development expenditures for the quarters ended April 30, 1997 and 1996, respectively.

Selling Expenses

     Selling expenses were $3,064,000 for the quarter ended April 30, 1997 and $2,597,000 for the quarter ended April 30, 1996, an increase of 18%. Selling expenses as a percentage of revenues were 51% for the quarter ended April 30, 1997 and 44% for the quarter ended April 30, 1996. The increase in selling expenses in dollars and as a percentage of revenues is due principally to the addition of sales and marketing personnel and increased marketing expenses.

General and Administrative Expenses

     General and administrative expenses were $1,025,000 for the quarter ended April 30, 1997 and $1,069,000 for the quarter ended April 30, 1996, a decrease of 4%. General and administrative expenses were 17% of revenues for the quarter ended April 30, 1997 and 18% for the quarter ended April 30, 1996.

Income Taxes

     The Company's effective tax rates on pretax income were 10 % and 28% for the quarters ended April 30, 1997 and 1996, respectively. Income tax expense was $45,000 and $224,000 for the quarters ended April 30, 1997 and 1996, respectively. The decrease in income tax expense for the quarter ended April 30, 1997 was due to a decrease in operating income and a relative increase of tax free interest income as a percentage of total pretax income.

     The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently reinvested. The amount of undistributed earnings which would be subject to U.S. federal income tax if repatriated as of April 30, 1997 was approximately $704,000. The tax liability on these earnings, if repatriated, would not be material.

Income Per Share

     Net income per share decreased to $0.09 from $0.13 for the quarters ended April 30, 1997 and 1996, respectively. This decrease was due primarily to decreased income from operations.

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

Date   June 14, 1997

                                        By: /s/ Charles R. Chitty
                                             Charles R. Chitty
                                          Chairman, President and
                                          Chief Executive Officer
                                      (Principal Executive Officer)


                                        By: /s/ J. Kent Elmer
                                             J. Kent Elmer
                                               Controller
                                    (Principal Accounting Officer)

EXHIBIT 11

                                       IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                             COMPUTATION OF PRIMARY AND FULLY DILUTED PER SHARE EARNINGS


                                                                                          Three Months Ended
                                                                                              April 30,
                                                                                     1997                 1996
PRIMARY

   Weighted average Common Shares outstanding...............................       4,648,000           4,535,000

   Net effect of dilutive stock options-based on the
     treasury stock method..................................................          52,000             113,000
                                                                                   ---------           ---------

   Total....................................................................       4,700,000           4,648,000
                                                                                   =========           =========

   Net income ..............................................................       $ 403,116           $ 591,816
                                                                                   =========           =========

   Net income per share.....................................................       $    0.09           $    0.13
                                                                                   =========           =========

FULLY DILUTED

   Weighted average Common Shares outstanding...............................       4,648,000           4,535,000

   Net effect of dilutive stock options-based on the
     treasury stock method..................................................          52,000             123,000
                                                                                   ---------           ---------

   Total....................................................................       4,700,000           4,658,000
                                                                                   =========           =========

   Net income ..............................................................       $ 403,116           $ 591,816
                                                                                   =========           =========

   Net income per share.....................................................       $    0.09           $    0.13
                                                                                   =========           =========