Form 10-Q
period 1997-07-31
IQ SOFTWARE CORP
filed 1997-09-12
CIK 886167

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

July 31, 1997
For Quarter Ended


0-20085
Commission file number


IQ SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

GEORGIA
(State or other jurisdiction of
incorporation or organization)

58-1614492
(I.R.S. Employer
Identification No.)

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

          X
Yes.........  No..........

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


4,666,298
Number of Shares OUTSTANDING AT SEPTEMBER 14, 1997

Common
CLASS


FORM 10-Q

IQ SOFTWARE CORPORATION
Form 10-Q
Quarter Ended July 31, 1997

Table of Contents

                                                           Page
                                                          Number
            Part I.  Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - July 31, 1997
  (unaudited) and January 31, 1997                              3

Condensed Consolidated Statements of Income (unaudited) -
Three months and six months ended July 31, 1997 and
1996                                                            4

Condensed Consolidated Statements of Cash Flows (unaudited) -
 Six months ended July 31, 1997 and 1996                        5

Notes to Condensed Consolidated Financial Statements            6


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                             8

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K                       11


Signatures                                                     11






PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

IQ SOFTWARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        July 31, 1997          January 31, 1997

                                                          (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                           $ 6,478,933               $4,258,458
    Marketable securities                                 5,449,325                4,944,596
Accounts receivable:
    Billed                                                6,273,017                5,452,025
    Non-billed                                            2,951,290                3,276,880
                                                          9,224,307                8,728,905
    Allowance for doubtful accounts                        (688,521)                (654,227)

                                                          8,535,786                8,074,678
    Note receivable from affiliate (Note 2)                       -                1,800,000
    Prepaid expenses and other current assets             1,452,994                1,314,316
Total current assets                                     21,917,038               20,392,048
Property and equipment:
    Furniture and fixtures                                1,188,565                1,192,163
    Equipment                                             4,983,829                4,733,355
                                                          6,172,394                5,925,518
Allowance for depreciation                               (4,737,102)              (4,296,835)
                                                          1,435,292                1,628,683
Capitalized software development costs, net
  of accumulated amortization of $744,000 at
  July 31, 1997 and $457,000 at January 31, 1997          1,474,976                1,312,776
Purchased software, net of accumulated amortization
of $612,000 at July 31, 1997 and $458,000 at
January 31, 1997                                            392,324                  542,345
Goodwill, net of accumulated amortization of
 $214,000 at July 31, 1997 and $134,000 at
  January 31, 1997                                        1,381,389                1,242,886
Other assets                                                174,494                  176,118
    Total assets                                        $26,775,513              $25,294,856

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $   632,065              $   548,153
    Accrued expenses                                        846,046                  821,039
    Unearned revenue                                      1,549,066                1,357,090
    Income taxes payable                                    306,814                   75,136
    Current portion of deferred income taxes                318,000                  312,000
Total current liabilities                                 3,651,991                3,113,418

Deferred income taxes, less current portion                 314,000                  353,000

Shareholders' equity:
Preferred stock, $.01 par value:
    Authorized shares - 5,000,000 - Issued and
    outstanding shares - none                                     -                   -
Common stock, $.00033 par value:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 4,647,632
    at July 31, 1997 and at January 31, 1997                  1,534                    1,534
Additional paid-in capital                               12,912,089               12,912,089
Retained earnings                                         9,891,005                8,991,959
Net unrealized gain on marketable securities
  available for sale                                         31,549                   20,622
Foreign currency translation adjustments                    (26,655)                 (97,766)
    Total shareholders' equity                           22,809,522               21,828,438
    Total liabilities and shareholders' equity          $26,775,513              $25,294,856

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (continued)


IQ SOFTWARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                         Three Months Ended           Six Months Ended
                                                               July 31,                    July 31,
                                                       1997             1996         1997           1996

Revenues:
    License fees                                   $3,770,242       $4,310,195     $7,572,948     $8,418,652
    Service fees                                    2,333,126        1,897,228      4,511,831      3,695,457
                                                    6,103,368        6,207,423      12,084,779    12,114,109
Operating expenses:
    Cost of license fees                              396,446          291,893        664,657        563,303
    Cost of service fees                              816,640          788,175      1,599,015      1,551,162
    Development                                       587,176          507,016      1,105,058      1,004,951
    Selling                                         2,787,627        2,556,703      5,852,101      5,153,855
    General and administrative                      1,087,183        1,220,618      2,112,258      2,289,952
      Total operating expenses                      5,675,072        5,364,405     11,333,089     10,563,223

Operating income                                      428,296          843,018        751,690      1,550,886

Investment income, net                                167,635          119,437        292,356        227,383

Income before income taxes                            595,931          962,455      1,044,046      1,778,269
Income taxes                                          100,000          295,000        145,000        519,000
Net income                                        $   495,931       $  667,455     $  899,046    $ 1,259,269

Net income per common and common equivalent share $      0.11       $     0.14     $     0.19    $      0.27

Weighted average number of common and
   common equivalent shares outstanding             4,677,000        4,826,000      4,689,000      4,751,000
See Notes to Condensed Consolidated Financial Statements


IQ SOFTWARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)



                                                                     Six Months Ended
                                                                         July 31,


                                                                  1997                1996

Operating activities:
Net income                                                    $  899,046           $1,259,269
Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                              1,004,444            1,021,822
    Deferred income taxes                                        (22,000)             (61,000)
    Gain on disposal of equipment                                 (1,636)              (9,269)
    Changes in operating assets and liabilities:
      Accounts receivable                                       (401,857)          (1,346,716)
      Prepaid expenses and other current assets                 (131,465)              47,543
      Accounts payable                                            74,574             (240,804)
      Accrued expenses                                            20,374             (233,859)
      Unearned revenue                                           181,814              (79,298)
      Income taxes payable                                       229,638               97,229
Net cash provided by operating activities                      1,852,932              454,917

Investing activities:
Purchase of property and equipment, net                         (295,627)            (212,366)
Additions of capitalized software development costs             (453,552)            (424,100)
Payment under note receivable (Note 2)                         1,800,000                    -
Purchase of marketable securities, net                          (505,707)          (1,971,587)
Payments in connection with the acquisition of
  Skribe Software, Inc.                                         (199,544)            (214,730)

Payments in connection with the acquisition
  of Soft Systems, Ltd.                                                -                (35,000)
Other investing activities                                             -                 (6,475)
Net cash provided by (used in) investing activities              345,570             (2,864,258)

Financing activities:
Proceeds from issuance of common stock.                                -                613,560
Net cash provided by financing activities                              -                613,560
Effect of exchange rate changes on cash                           21,973                 19,303
Net increase (decrease) in cash and cash equivalents           2,220,475             (1,776,478)
Cash and cash equivalents at beginning of period               4,258,458              5,632,580
Cash and cash equivalents at end of period                    $6,478,933             $3,856,102

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                      $      530             $    4,764
Cash paid during the period for income taxes                  $  122,450             $  353,662


See Notes to Condensed Consolidated Financial Statements
















[CAPTION]
IQ SOFTWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 31, 1997
(unaudited)


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


2. Note Receivable From Affiliate

   On April 18, 1995, the Company loaned $1.8 million to Daystar Digital, Inc. pursuant to a note receivable (the "Note"). Under the terms of the agreement, the Note was payable one year from the date of the agreement. The Note bore interest payable monthly at a rate of prime plus 1/2 percent, adjusted quarterly, and was renewable at the end of one year. The interest rate on the date of the agreement was 9
1/2%. The Company renewed the original agreement with Daystar Digital, Inc. for an additional term ending June 30, 1997. Under the terms of renewal, the Note bore interest payable monthly at a rate of prime plus 1-1/2 percent, adjusted quarterly. The Note was guaranteed by Intelligent Systems Corporation and was secured by 154,904 shares of the Company's common stock and certificates of deposit totaling $1,364,137 owned by Intelligent Systems Corporation.

        On July 31, 1997, the Note was paid in full.


3. Earnings Per Share

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for the Company's fourth quarter ending January 31, 1998. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements, the Company will be required to report "basic" earnings per share, which excludes the dilutive effect of stock options, and "diluted" earnings per share. The following table sets forth the pro forma results had earnings per share been calculated under Statement No. 128 for the three and six months ended July 31, 1997 and 1996:

                                                            Three Months Ended                Six Months Ended
                                                                July 31,                           July 31,

                                                          1997            1996              1997             1996

  Basic earnings per share                         $      0.11        $      .15      $      0.19          $      0.28

  Weighted average common
       and common equivalent
       shares outstanding                            4,648,000         4,582,000        4,648,000            4,559,000

  Diluted earnings per share                       $      0.11        $     0.14      $      0.19          $      0.27

  Weighted average common
       and common equivalent
       shares outstanding                            4,677,000         4,826,000        4,689,000            4,751,000





[CAPTION]
4. Reclassifications

    Certain prior-year amounts have been reclassified to conform with current year presentation in the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        The Company's working capital increased $986,000 to $18,265,000 as of July 31, 1997 from $17,279,000 as of January 31,
1997. This increase was due primarily to increases in working capital provided from operations partially offset by additions to capitalized software development cost of $454,000 and property and equipment additions of $296,000.

        The Company believes that the current cash, cash equivalents and cash flow from operations will be sufficient to provide the liquidity and capital resources to meet its lease obligations and to finance operating needs, research and development activities and planned growth for at least the next twelve months.

Results of Operations

Revenues

        Revenues were $12,085,000 for the six months ended July 31, 1997 and $12,114,000 for the six months ended July 31, 1996, a decrease of $29,000. Revenues were $6,103,000 for the quarter ended July 31, 1997 and $6,207,000 for the quarter ended July 31, 1996, a decrease of $104,000 or 2%.

        License fees were $7,573,000 for the six months ended July 31, 1997 compared to $8,419,000 for the six months ended July 31, 1996, a decrease of $846,000 or 10%. License fees were $3,770,000 for the quarter ended July 31, 1997 and $4,310,000 for the quarter ended July 31, 1996, a decrease of $540,000 or 13%. License fees decreased primarily as a result of the continued declining sales of the Company's older generation products.


        Service fees were $4,512,000 for the six months ended July 31, 1997 compared to $3,695,000 for the six months ended July 31, 1996, an increase of $817,000 or 22%. Service fees were $2,333,000 for the quarter ended July 31, 1997 compared to $1,897,000 for the quarter ended July 31, 1996, an increase of $436,000 or 23%. Service fees increased principally as a result of the increase in the installed base of the Company's software products and increases in training and consulting revenues.

Cost of License Fees

        Cost of license fees includes the amortization of capitalized software development costs, royalties related to licensed products and the costs of magnetic media, packaging and documentation. Cost of license fees was $665,000 or 6% of revenues and $563,000 or 5% of revenues for the six months ended July 31, 1997 and 1996, respectively. Cost of license fees was $396,000 or 6% of revenues for quarter ended July 31, 1997. For the comparable quarter of the prior year, cost of license fees was $292,000 or 5% of revenues. The increase in cost of license fees in dollars and as a percentage of revenues for the six months and quarter ended July 31, 1997 is due primarily to increases in royalties related to licensed products. Royalties related to licensed products were $215,000 and $83,000 and $144,000 and $50,000 for the six months and the quarters ended July 31, 1997 and 1996, respectively.


Cost of Service Fees

        Cost of service fees consists of the costs associated with supplying customers with technical assistance and training and consulting services. Cost of service fees was $1,599,000 or 13% of revenues and $1,551,000 or 13% of revenues for the six months ended July 31, 1997 and 1996, respectively. Cost of service fees was $817,000 or 13% of revenues for the quarter ended July 31, 1997. Cost of service fees was $788,000 or 13% of revenues for the quarter ended July 31, 1996. The increase in cost of service fees in dollars is due principally to increases in the Company's support, training and consulting staffs. The Company expects costs of service fees to continue to increase in dollars as the Company's customer base expands.

Development Expenses

    Development expenses were $1,105,000 or 9% of revenues for the six months ended July 31, 1997 compared to $1,005,000 or 8% of revenues for the six months ended July 31, 1996, an increase of 10%. Development expenses were $587,000 or 10% of revenues for the quarter ended July 31, 1997 and $507,000 or 8% of revenues for the quarter ended July 31, 1996. The increase in development expenses for the six months and quarter ended July 31, 1997 is due principally to the addition of personnel needed for modifying and enhancing all the Company's products and for developing new products.

Selling Expenses

   Selling expenses were $5,852,000 for the six months ended July
31, 1997 as compared to $5,154,000 for the six months ended July 31, 1996, an increase of 14%. Selling expenses were $2,788,000 for the quarter ended July 31, 1997 and $2,557,000 for the quarter ended July 31, 1996, an increase of 9%. Selling expenses as a percentage of revenues were 48% for the six months ended July 31, 1997 and 43% for the six months ended July 31, 1996, and 46% for the quarter ended July 31, 1997 and 41% for the quarter ended July 31, 1996. The increase in selling expenses in dollars and as a percentage of revenues for the six months and quarter ended July 31, 1997 is due principally to the increase of sales and marketing compensation and increased marketing expenses.

General and Administrative Expenses

        General and administrative expenses were $2,112,000 for the six months ended July 31, 1997 and $2,290,000 for the six months ended July 31, 1996, a decrease of 8%. General and administrative expenses were $1,087,000 for the quarter ended July 31, 1997 and $1,221,000 for the quarter ended July 31, 1996, a decrease of 11%. General and administrative expenses were 17% of revenues for the six months ended July 31, 1997 and 19% of revenues for the six months ended July 31, 1996. These expenses were 18% of revenues for the quarter ended July 31, 1997 and 20% for the quarter ended July 31, 1996. The decrease in general and administrative expenses as a percentage of revenue for the six months and quarter ended July 31, 1997 is due primarily to a reduction in the provision for doubtful accounts needed, coupled with a decrease in administrative personnel.


Income Taxes

        The Company's effective tax rate on pretax income was 14% and 29% for the six months ended July 31, 1997 and 1996, respectively, and 17% and 31% for the quarters ended July 31, 1997 and 1996, respectively. Income tax expense was $145,000 and $519,000 for the six months ended July 31, 1997 and 1996, respectively. Income tax expense was $100,000 and $295,000 for the quarters ended July 31, 1997 and 1996, respectively. The decrease in income tax expense for the six months and the quarter ended July 31, 1997 was due principally to a decrease in operating income and a relative increase of tax free interest income as a percentage of total pretax income. The decrease in the effective tax rate for the six months and quarter ended July 31, 1997 was due principally to the relative effect tax credits had on the lower operating income.

        The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently reinvested. The amount of undistributed earnings which would be subject to U.S. federal income tax if repatriated as of July 31, 1997 was approximately $784,000. The tax liability on these earnings, if repatriated, would not be material.

Income Per Share

        Net income per share decreased to $0.19 from $0.27, or 30%, for the six months ended July 31, 1997 and 1996, respectively. Net income per share decreased to $0.11 from $0.14, or 21%, for the quarters ended July 31, 1997 and 1996, respectively. This decrease was due primarily to decreased income from operations.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The 1997 Annual Meeting of Shareholders of the Company was held on June 24, 1997. At the Annual Meeting of the Shareholders, an Amendment to the 1993 Stock Option Plan ("Plan") increasing the number of shares of Common Stock that may be issued under the Plan from 600,000 to 1,100,000 shares. The holders of 2,189,367 shares of Common Stock voted in favor of the Amendment, the holders of 618,230 shares of Common Stock voted against the Amendment and the holders of 475,924 shares abstained from voting. Broker nonvotes constituted 1,036,084 shares of Common Stock. The Amendment was approved.


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



IQ SOFTWARE CORPORATION

 ..................................

(Registrant)


September 14, 1997
Date:..........................


/s/ Charles R. Chitty
By:..............................


Charles R. Chitty

Chairman, President and
Chief Executive Officer


(Principal Executive Officer)


/s/ J. Kent Elmer

By:..............................

J. Kent Elmer
Controller
(Principal Accounting Officer)



EXHIBIT 11

IQ SOFTWARE CORPORATION AND SUBSIDIARIES
COMPUTATION OF PRIMARY AND FULLY DILUTED PER SHARE EARNINGS


                                                             Three Months Ended                 Six Months Ended
                                                                  July 31,                          July 31,
                                                           1997            1996              1997            1996
PRIMARY

    Weighted average Common Stock outstanding           4,648,000       4,582,000           4,648,000       4,559,000

    Net effect of dilutive stock options
      based on the treasury stock method                   25,000         244,000              39,000         192,000

      Total                                             4,673,000       4,826,000           4,687,000       4,751,000

    Net income                                         $  496,000       $ 667,000          $  899,000      $1,259,000

    Net income per share                               $     0.11       $    0.14          $     0.19      $     0.27

FULLY DILUTED

    Weighted average Common Stock outstanding           4,648,000       4,582,000           4,648,000       4,559,000

    Net effect of dilutive stock options-
      based on the treasury stock method                   29,000         244,000              41,000         192,000

      Total                                             4,677,000       4,826,000           4,689,000       4,751,000

    Net income                                        $   496,000      $  667,000          $  899,000      $1,259,000

    Net income per share                              $      0.11      $     0.14          $     0.19      $     0.27