Form 10-Q
period 1997-09-30
IQ SOFTWARE CORP
filed 1997-12-15
CIK 886167

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              Form 10-Q

            Quarterly Report Under Section 13 or 15(d) of
                 the Securities Exchange Act of 1934


For Quarter Ended          October 31, 1997

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

Yes    X        No..........

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Number of Shares
      CLASS                       OUTSTANDING AT DECEMBER 15, 1997
     Common                                  4,666,466


FORM 10-Q

                       IQ SOFTWARE CORPORATION
                              Form 10-Q
                   Quarter Ended October 31, 1997

                          Table of Contents

                                                        Page
                                                       Number
     Part I.  Financial Information

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets -
        October 31, 1997 (unaudited) and
        January 31,1997...........................       3

     Condensed Consolidated Statements of Income
        (unaudited) -  Three months and nine months
         ended October 31, 1997 and 1996...........      4

     Condensed Consolidated Statements of
        Cash Flows (unaudited) - Nine months ended
        October 31, 1997 and 1996..................      5

     Notes to Condensed Consolidated Financial
        Statements.................................      6


Item 2. Management's Discussion and Analysis of
        Financial Condition and  Results of
        Operations.................................      8



     Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K...........     11

        Signatures.................................     11



FORM 10-Q

                   PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                       IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   October 31, 1997        January 31, 1997
                                                                      (unaudited)
                                       ASSETS
Current assets:
    Cash and cash equivalents......................................  $ 4,956,989              $ 4,258,458
    Marketable securities..........................................    8,596,560                4,944,596
    Accounts receivable:
      Billed.......................................................    5,309,840                5,452,025
      Non-billed...................................................    2,415,316                3,276,880
                                                                     -----------              -----------
                                                                       7,725,156                8,728,905
                                                                     -----------              -----------
      Allowance for doubtful accounts..............................     (716,550)                (654,227)
                                                                       7,008,606                8,074,678
    Note receivable from affiliate (Note 2)........................           --                1,800,000
    Prepaid expenses and other current assets......................    1,341,819                1,209,382
                                                                     -----------              -----------
Total current assets...............................................   21,903,974               20,287,114
Property and equipment:
    Furniture and fixtures.........................................    1,191,441                1,192,163
    Equipment......................................................    5,098,621                4,733,355
                                                                     -----------              -----------
                                                                       6,290,062                5,925,518
Allowance for depreciation.........................................   (4,943,647)              (4,296,835)
                                                                     -----------              -----------
                                                                       1,346,415                1,628,683
Capitalized software development costs, net of accumulated
    amortization of $944,000 at October 31, 1997 and $457,000
    at January 31, 1997............................................    1,744,859                1,417,710
Purchased software, net of accumulated amortization of $690,000 at
    October 31, 1997 and $458,000 at January 31, 1997..............      314,617                  542,345
Goodwill, net of accumulated amortization of $293,000 at
    October 31, 1997 and $169,000 at January 31, 1997..............    1,446,408                1,242,886
Other assets.......................................................      191,548                  176,118
                                                                     -----------              -----------
    Total assets...................................................  $26,947,821              $25,294,856
                                                                     ===========              ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable...............................................  $   606,403              $   548,153
    Accrued expenses...............................................      817,951                  821,039
    Unearned revenue...............................................    1,638,239                1,357,090
    Income taxes payable...........................................      126,649                   75,136
    Current portion of deferred income taxes.......................      317,000                  312,000
                                                                     -----------              -----------
Total current liabilities..........................................    3,506,242                3,113,418

Deferred income taxes, less current portion........................      297,000                  353,000

Shareholders' equity:
Preferred stock, $.01 par value:
    Authorized shares - 5,000,000 - Issued and outstanding shares -
       none                                                                   --                       --
Common stock, $.00033 par value:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 4,666,466 at October 31, 1997
      and 4,647,632 at January 31, 1997............................        1,543                    1,534
Additional paid-in capital.........................................   13,034,501               12,912,089
Retained earnings..................................................   10,030,554                8,991,959
Net unrealized gain on marketable securities available for sale....       30,734                   20,622
Foreign currency translation adjustments...........................       47,247                  (97,766)
                                                                     -----------              -----------
    Total shareholders' equity.....................................   23,144,579               21,828,438
    Total liabilities and shareholders' equity.....................  $26,947,821              $25,294,856
                                                                     ===========              ===========

See Notes to Condensed Consolidated Financial Statements

FORM 10-Q

                                       Item 1. Financial Statements (continued)


                                       IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (unaudited)

                                                               Three Months Ended               Nine Months Ended
                                                                   October 31,                      October 31,
                                                              1997            1996             1997            1996
Revenues:
    License fees.................................          $3,505,169      $4,722,876       $11,078,117    $13,141,528
    Service fees.................................           2,395,879       1,923,383         6,907,710      5,618,839
                                                           ----------      ----------       -----------    -----------
                                                            5,901,048       6,646,259        17,985,827     18,760,367
Operating expenses:
    Cost of license fees.........................             319,501         368,071           984,158        931,451
    Cost of service fees.........................             879,343         811,017         2,478,358      2,362,103
    Development..................................             590,393         560,824         1,695,451      1,565,775
    Selling......................................           2,620,056       2,630,792         8,472,157      7,784,647
    General and administrative...................           1,095,952       1,243,863         3,208,210      3,533,814
    Acquired research and development costs (Note 4)          280,000              --           280,000             --
                                                           ----------      ----------       -----------    -----------
      Total operating expenses...................           5,785,245       5,614,567        17,118,334     16,177,790
                                                           ----------      ----------       -----------    -----------

Operating income.................................             115,803       1,031,692           867,493      2,582,577

Investment income, net...........................             136,746         131,906           429,102        359,289
                                                           ----------      ----------       -----------    -----------

Income before income taxes.......................             252,549       1,163,598         1,296,595      2,941,866
Income taxes.....................................             113,000         307,000           258,000        826,000
                                                           ----------      ----------       -----------    -----------
Net income.......................................          $  139,549      $  856,598       $ 1,038,595    $ 2,115,866
                                                           ==========      ==========       ===========    ===========

Net income per common share......................          $     0.03      $     0.18       $      0.22    $      0.44
                                                           ==========      ==========       ===========    ===========

Weighted average number of common and
   common equivalent shares outstanding..........           4,758,000       4,822,000         4,712,000      4,771,000
                                                           ==========      ==========       ===========    ===========

See Notes to Condensed Consolidated Financial Statements



FORM 10-Q

Item 1. Financial Statements (continued)




                                       IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)

                                                                                          Nine Months Ended
                                                                                              October 31,
                                                                                         1997             1996
Operating activities:
Net income..............................................................             $1,038,595        $2,115,866
Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization.......................................              1,525,770         1,534,892
    Deferred income taxes...............................................                (40,000)          (92,000)
    Gain on disposal of equipment.......................................                   (605)           (9,333)
    Changes in operating assets and liabilities:
      Accounts receivable...............................................              1,174,870        (2,021,261)
      Prepaid expenses and other current assets.........................               (119,122)          (88,623)
      Accounts payable..................................................                 41,352          (436,814)
      Accrued expenses..................................................                (12,252)         (192,296)
       Unearned revenue..................................................               263,283           130,721
      Income taxes payable..............................................                 48,000           484,346
                                                                                     ----------        ----------
Net cash provided by operating activities...............................              3,919,891         1,425,498

Investing activities:
Purchase of property and equipment......................................               (440,292)         (325,346)
Additions of capitalized software development costs.....................               (787,552)         (569,773)
Payment under note receivable (Note 2)..................................              1,800,000                --
Purchase of marketable securities, net..................................             (3,653,757)       (2,557,393)
Payments in connection with the acquisition of Skribe Software, Inc.....               (308,537)         (346,175)
Payments in connection with the acquisition of Soft Systems, Ltd........                     --           (35,000)
Other investing activities..............................................                (17,054)           (2,178)
                                                                                     ----------        ----------
Net cash used in investing activities...................................             (3,407,192)       (3,835,865)

Financing activities:
Proceeds from issuance of common stock..................................                122,421         1,020,856
                                                                                     ----------        ----------
Net cash provided by financing activities...............................                122,421         1,020,856
Effect of exchange rate changes on cash.................................                 63,411            80,286
                                                                                     ----------        ----------
Net increase (decrease) in cash and cash equivalents....................                698,531        (1,309,225)
Cash and cash equivalents at beginning of period........................              4,258,458         5,632,580
                                                                                     ----------        ----------
Cash and cash equivalents at end of period..............................             $4,956,989        $4,323,355
                                                                                     ==========        ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest................................             $      814        $    5,516
                                                                                     ==========        ==========
Cash paid during the period for income taxes............................             $  403,792        $  354,912
                                                                                     ==========        ==========

See Notes to Condensed Consolidated Financial Statements


FORM 10-Q

              IQ SOFTWARE CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
                          October 31, 1997
                             (unaudited)


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


2.   Note Receivable From Affiliate

     On April 18, 1995, the Company loaned $1.8 million to Daystar Digital, Inc. pursuant to a note receivable (the "Note"). Under the terms of the agreement, the Note was payable one year from the date of the agreement. The Note bore interest payable monthly at a rate of prime plus 1/2 percent adjusted quarterly, and was renewable at the end of one year. The interest rate on the date of the agreement was 9 1/2%. The Company renewed the original agreement with Daystar Digital, Inc. for an additional term ending June 30, 1997. Under the terms of renewal, the Note bore interest payable monthly at a rate of prime plus 1-1/2 percent, adjusted quarterly. The Note was guaranteed by Intelligent Systems Corporation and was secured by 154,904 shares of the Company's common stock and certificates of deposit totaling $1,364,137 owned by Intelligent Systems Corporation. On July 31, 1997, the Note was paid in full.


FORM 10-Q

3.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for the Company's fourth quarter ending January 31, 1998. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements, the Company will be required to report "basic" earnings per share, which excludes the dilutive effect of stock options, and "diluted" earnings per share. The following table sets forth the pro forma results had earnings per share been calculated under Statement No. 128 for the three and nine months ended October 31, 1997 and 1996:


                                                        Three Months Ended                    Nine Months Ended
                                                            October 31,                          October 31,
                                                    1997                  1996              1997            1996
Basic earnings per share.............           $    0.03             $    0.19         $    0.22       $    0.46
                                                =========             =========         =========       =========

Weighted average common
   and common equivalent
   shares outstanding..............             4,659,000             4,597,000         4,651,000       4,572,000
                                                =========             =========         =========       =========

Diluted earnings per share...........           $    0.03             $    0.18         $    0.22       $    0.44
                                                =========             =========         =========       =========

Weighted average common
   and common equivalent
   shares outstanding..............             4,758,000             4,822,000         4,712,000       4,771,000
                                                =========             =========         =========       =========

4.   Acquisition of Data Direct Explorer

     On September 29, 1997 the Company acquired the Data Direct Explorer technology from Intersolv, Inc. The purchase price was $300,000 plus a maximum of an additional $300,000 in contingent consideration based upon the attainment of certain revenue levels derived from the sale of products which include the acquired technology. Because it is uncertain whether or not those revenue levels can be attained, no additional consideration was recorded. The purchase price was allocated to certain intangible assets based upon their market value. The Company intends to effect significant enhancements to the existing technology in order to extend its useful life. Because management believes that in its current state, the technology has no alternative future use, a portion of the purchase price equal to $280,000 was allocated to acquired research and development cost and was expensed as a one-time, non-tax deductible charge in the quarter ended October 31, 1997.



FORM 10-Q

5.   Commitments and Contingencies

     The Company and various of its current and former executive officers are party to certain class action litigation initiated in the quarter ended October 31, 1997. The plaintiffs seek unspecified damages based upon the increase and subsequent decrease in the market value of shares of the Company's stock during the period from May 8, 1996 to February 3, 1997. Management intends to defend this action vigorously and believes that the suite is without merit. While the Company is unable to predict with certainty the eventual outcome of the suite, management believes that the proceeding will not have a material adverse effect on the Company or its financial statements.


6.   Reclassifications

     Certain prior-year amounts have been reclassified to conform with current year presentation in the accompanying consolidated financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company's working capital increased $1,224,000 to $18,398,000 as of October 31, 1997 from $17,174,000 as of January 31, 1997. This increase was due primarily to increases in working capital provided from operations partially offset by additions to capitalized software development cost of $788,000 and property and equipment additions of $440,000.

     The Company believes that the current cash, cash equivalents and cash flow from operations will be sufficient to provide the liquidity and capital resources to meet its lease obligations and to finance operating needs, research and development activities and planned growth for at least the next twelve months.

Results of Operations

Revenues

     Revenues were $17,986,000 for the nine months ended October 31, 1997 and $18,760,000 for the nine months ended October 31, 1996, a decrease of $774,000 or 4%. Revenues were $5,901,000 for the quarter ended October 31, 1997 and $6,646,000 for the quarter ended October 31, 1996, a decrease of $745,000 or 11%.

     License fees were $11,078,000 for the nine months ended October 31, 1997 compared to $13,142,000 for the nine months ended October 31, 1996, a decrease of $2,064,000 or 16%. License fees were $3,505,000 for the quarter ended October 31, 1997 and $4,723,000 for the quarter ended October 31, 1996, a decrease of $1,218,000 or 26%. These decreases were due primarily to a decrease in sales personnel related to the continuing sales force transition.

     Service fees were $6,908,000 for the nine months ended October 31, 1997 compared to $5,619,000 for the nine months ended October 31, 1996, an increase of $1,289,000 or 23%. Service fees were $2,396,000 for the quarter ended October 31, 1997 compared to $1,923,000 for the quarter ended


FORM 10-Q

October 31, 1996, an increase of $473,000 or 25%. Service fees increased principally as a result of the increase in the installed base of the Company's software products and increases in training and consulting revenues.

Cost of License Fees

     Cost of license fees includes the amortization of capitalized software development costs, royalties related to licensed products and the costs of magnetic media, packaging and documentation. Cost of license fees was $984,000 or 5% of revenues and $931,000 or 5% of revenues for the nine months ended October 31, 1997 and 1996, respectively. Cost of license fees was $320,000 or 5% of revenues for quarter ended October 31, 1997. For the comparable quarter of the prior year, cost of license fees was $368,000 or 6% of revenues.

Cost of Service Fees

     Cost of service fees consists of the costs associated with supplying customers with technical assistance and training and consulting services. Cost of service fees was $2,478,000 or 14% of revenues and $2,362,000 or 13% of revenues for the nine months ended October 31, 1997 and 1996, respectively. Cost of service fees was $879,000 or 15% of revenues for the quarter ended October 31, 1997. Cost of service fees was $811,000 or 12% of revenues for the quarter ended October 31, 1996. The increase in cost of service fees in dollars is due principally to increases in the Company's support, training and consulting staffs. The increase in cost of service fees as a percentage of revenues is due primarily to the service fees representing a larger percentage of total revenues as compared to the previous year. The Company expects costs of service fees to continue to increase in dollars as the Company's customer base expands.

Development Expenses

     Development expenses were $1,695,000 or 9% of revenues for the nine months ended October 31, 1997 compared to $1,566,000 or 8% of revenues for the nine months ended October 31, 1996. Development expenses were $590,000 or 10% of revenues for the quarter ended October 31, 1997 and $561,000 or 8% of revenues for the quarter ended October 31, 1996.

Selling Expenses

     Selling expenses were $8,472,000 for the nine months ended October 31, 1997 as compared to $7,785,000 for the nine months ended October 31, 1996, an increase of $687,000 or 9%. Selling expenses were $2,620,000 for the quarter ended October 31, 1997 and $2,631,000 for the quarter ended October 31, 1996. Selling expenses as a percentage of revenues were 47% for the nine months ended October 31, 1997 and 41% for the nine months ended October 31, 1996, and 44% for the quarter ended October 31, 1997 and 40% for the quarter ended October 31, 1996. The increase in selling expenses in dollars and as a percentage of revenues for the nine months and quarter ended October 31, 1997 is due principally to the increase in residual fixed sales costs related to temporary increases in sales personnel occurring in the fourth quarter of fiscal 1997.


FORM 10-Q

General and Administrative Expenses

     General and administrative expenses were $3,208,000 for the nine months ended October 31, 1997 and $3,534,000 for the nine months ended October 31, 1996, a decrease of $326,000 or 9%. General and administrative expenses were $1,096,000 for the quarter ended October 31, 1997 and $1,244,000 for the quarter ended October 31, 1996, a decrease of $148,000 or 12%. General and administrative expenses were 18% of revenues for the nine months ended October 31, 1997 and 19% of revenues for the nine months ended October 31, 1996. These expenses were 19% of revenues for the quarter ended October 31, 1997 and 19% for the quarter ended October 31, 1996.

Acquired Research and Development Costs

     On September 29, 1997 the Company acquired the Data Direct Explorer technology from Intersolv, Inc. for $300,000 plus additional contingent consideration excluding direct costs. The purchase price was allocated to certain intangible assets and to acquired research and development costs of $280,000 which was expensed as a one-time, non-tax deductible charge in the quarter ended October 31, 1997.

Income Taxes

     The Company's effective tax rate on pretax income was 20% and 28% for the nine months ended October 31, 1997 and 1996, respectively, and 45% and 26% for the quarters ended October 31, 1997 and 1996, respectively. Income tax expense was $258,000 and $826,000 for the nine months ended October 31, 1997 and 1996, respectively. Income tax expense was $113,000 and $307,000 for the quarters ended October 31, 1997 and 1996, respectively. The decrease in income tax expense and the Company's effective tax rate for the nine months ended October 31, 1997 was due principally to a decrease in operating income. The increase in the effective tax rate for the quarter ended October 31, 1997 is due primarily to the one-time, non-tax deductible charge related to the acquisition of the Data Direct Explorer technology from Intersolv, Inc. in September of 1997.

     The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently reinvested. The amount of undistributed earnings which would be subject to U.S. federal income tax if repatriated as of July 31, 1996 was approximately $743,000. The tax liability on these earnings, if repatriated, would not be material.

Income Per Share

     Net income per share decreased to $0.22 from $0.44 for the nine months ended October 31, 1997 and 1996, respectively. Net income per share decreased to $0.03 from $0.18 for the quarters ended October 31, 1997 and 1996, respectively. This decrease was due primarily to decreased income from operations, coupled with the one-time charge of $280,000 or $0.06 per share related to purchased research and development.


FORM 10-Q

                     PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             11.  Computation of Primary and Fully Diluted Per Share
                  Earnings

        (b)  Reports on Form 8-K

             A report dated October 23, 1997 was filed during the quarter ended October 31, 1997, reporting under Item 5, Other Events, a Complaint served to the Corporation anda number of its current and former Executive Officers. The action was filed in the United States District Court for the Northern District of Georgia, Atlanta Division by Harvey Altman, individually, and on behalf of purchasers of the Company's common stock between May 8, 1996 and February 3, 1997.



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


         December 15, 1997
Date:..........................


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


                              /s/ J. Kent Elmer
                          By:..............................
                              J. Kent Elmer
                              Controller
                              (Principal Accounting Officer)




FORM 10-Q

EXHIBIT 11

                                       IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                              COMPUTATION OF PRIMARY AND FULLY DILUTED PER SHARE EARNINGS


                                                             Three Months Ended                Nine Months Ended
                                                                October 31,                       October 31,
                                                           1997            1996              1997            1996
PRIMARY

    Weighted average Common Stock outstanding           4,659,000        4,597,000        4,651,000        4,572,000

    Net effect of dilutive stock options
      based on the treasury stock method....               99,000          225,000           61,000          199,000
                                                       ----------       ----------      -----------      -----------

      Total.................................            4,758,000        4,822,000        4,712,000        4,771,000
                                                       ==========       ==========      ===========      ===========

    Net income..............................           $  140,000       $ 857,000        $1,039,000      $ 2,116,000

    Net income per share....................           $     0.03       $    0.18        $     0.22      $      0.44
                                                       ==========       =========        ==========      ===========

FULLY DILUTED

    Weighted average Common Stock outstanding           4,659,000       4,597,000        4,651,000         4,572,000

    Net effect of dilutive stock options
      based on the treasury stock method....               99,000         248,000           61,000           247,000
                                                       ----------       ---------        ---------        ----------

      Total.................................            4,758,000       4,845,000        4,712,000         4,819,000
                                                        =========       =========        =========        ==========

    Net income..............................           $  140,000       $ 857,000       $1,039,000       $ 2,116,000

    Net income per share....................           $     0.03       $    0.18       $     0.22       $      0.44
                                                       ==========       =========       ==========       ===========

FORM 10-Q
Page 12 of 12