Form 10-K
period 1997-12-31
IQ SOFTWARE CORP
filed 1998-04-29
CIK 886167

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors and greater than five percent shareholders are "affiliates" of the Registrant) as of March 31, 1998 (based on the closing sale price of the Common Stock as quoted on the NASDAQ National Market System on such date) was $44,789,797.

     As of March 31, 1998, there were 4,666,466 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on June 9, 1998, are incorporated by reference into Part III.

                                    PART I

ITEM 1 - BUSINESS

General

The Company designs, develops, markets and supports a suite of business intelligence software products for data access, analysis, ad hoc query and reporting designed to facilitate decision support. The Company has licensed approximately 500,000 copies of its software products. The Company has five principal software products that can be licensed separately or in combination. Its principal products, IQ/Objects, IQ/Smartserver, IQ/Vision, IQ/Vision Server and IQ/Liveweb are end user business intelligence tools that allow users to access data stored in relational databases, data warehouses and many legacy and non-relational database file systems. The Company's principal customers include
(i) large corporate customers, (ii) federal, state and local governments and
(iii) vertical market application software developers who integrate the Company's software into their products for license to end users.

The Company was incorporated in Georgia on August 16, 1984. The Company's executive offices are located at 3295 River Exchange Drive, Suite 550, Norcross, Georgia 30092. The Company's direct sales force operates out of offices in Norcross, Georgia; Rutherford, New Jersey; Irvine, California; Dallas, Texas and Winchester, England. The Company has software development teams located in Norcross, Georgia; Ann Arbor, Michigan and London, England.

The term "Company" refers to IQ Software Corporation and its subsidiaries, unless the context otherwise requires. The Company's Common Stock is reported on NASDAQ National Markets (Trading Symbol "IQSW").

Products

Enterprise Class Products

IQ/Objects

IQ/Objects is a suite of object-based ad hoc query and reporting tools. Available in four versions, IQ/Objects provides the broadest class of users with a range of decision support capabilities including: report viewing, ad hoc query, sophisticated analysis and reporting. IQ/Objects utilizes object oriented technology to allow users to develop reusable query and report components (objects). These objects can communicate and interact with each other and can be assembled to create sophisticated queries and reports. IQ/Objects allows users to develop multiple queries which can be generated and executed in a single request. Each query in the report output may access a different data source. The results generated by one query object can be passed to another query object which can use and act on the information passed to it. IQ/Objects also allows objects to be active or inactive depending on conditions. IQ/Objects is available for Windows 3.1, Windows NT and Windows '95 operating systems.


IQ/Vision

IQ/Vision is a multi-dimensional analysis tool designed for business analysts and mid-level to senior managers and executives. IQ/Vision offers an extremely "high touch" interface. It provides for highly interactive and intuitive top down analysis and synthesis of summarized data. IQ/Vision has an open architecture supporting both Relational On-Line Analytical Processing (ROLAP) and Multidimensional On-Line Analytical Processing (MOLAP) databases. IQ/Vision's intuitive interface provides sophisticated analysis capabilities including: slice and dice, drill up, drill down, dimension nesting, ranking, exception highlighting, dimension rotation, charting and axis flip. In addition, IQ/Vision supports the concept of live briefing books which allows the user to save any of the views of information, record them and provide them to play them back (VCR style) with a single button click. IQ/Vision is available for Windows 3.1 , Windows NT and Windows '95 operating systems.

IQ/Smartserver

IQ/Smartserver, when combined with the Company's IQ/Vision and IQ/Objects software, allows users to implement the Company's products in three-tier architecture. This architecture allows for a "division of labor" among clients and servers. With IQ/Smartserver, processing can be partitioned on the database server, the application server, the client or a combination of server and client. Routine query and ad hoc reporting functions, such as searching, sorting, data manipulation and output processing, can be partially or completely executed on the server. Batch processing functions, such as scheduling and production reporting, allow repetitive queries and reports to be created on the desktop and executed completely on the server. The semantic layer also can be stored and maintained on the server. IQ/Smartserver for IQ/Objects was released in February 1996 and is available for UNIX or Windows NT servers.


IQ/Vision Server

IQ/Vision Server includes all of the capabilities of IQ/Smartserver plus a dynamic multidimensional database. Because it is integrated with IQ/Smartserver, IQ/Vision Server provides an easy way to automate the process of creating OLAP cubes. IQ/Vision Server is capable of handling fairly large volumes of data efficiently. In addition to the inherent scaleable advantages of a server-based multidimensional engine, IQ/Vision Server's architecture is highly efficient. IQ/Vision Server compresses and loads only base data into memory instead of performing calculation in batch, in advance. As particular data slices are requested, IQ/Vision Server performs only the calculation required based on the specific information requested. Because the data is in memory, summarizations and calculation can be performed "on the fly" and returned instantly to the user. IQ/Vision Server for the Windows NT platform was released in September 1996.


IQ/Liveweb

IQ/Liveweb is an intranet database reporting solution. By taking advantage of the existing Internet backbone, IQ/Liveweb gives all levels of users through standard Internet browsers, the ability to access database reports which have been published to a web server. In addition, users can request ad hoc "on demand" reports for up-to-the-second information. Related reports, like a summary and underlying detail, can be hyperlinked together. IQ/Liveweb combines certain capabilities of IQ/Objects and IQ/Smartserver with a number of web enhancements. It can be installed on either UNIX or Windows NT servers and is easy to implement.

Legacy Products

Intelligent Query

Intelligent Query ("IQ") is the Company's first product. It was first used commercially in 1985. IQ is a query and reporting tool which enables non-technical users to selectively retrieve data from a variety of application databases, analyze and manipulate the data and generate a variety of custom reports. IQ has a powerful command language which offers sophisticated users and professional programmers the ability to execute junction in addition to those in the menu system, such as "if-then," "if-then-else," scaling control and specifying legends for graphs. The Company has ported IQ to more than 35 hardware platforms, many operating systems and 60 DBMS and ISAM file systems.
IQ is available in Windows, Motif and character versions.

Product Research and Development

The Company's products have been developed internally and acquired or licensed. Twenty-six full-time employees were engaged in product research and development as of January 31, 1998. This staff is responsible for modifying, porting and enhancing all the Company's products and for developing new products.

In June 1994 the Company acquired Skribe, Inc., the developer of Skribe. Following the acquisition, the Company undertook a development effort to substantially improve and enhance Skribe's original product. In September 1995 the Company released this improved and enhanced product as IQ/Objects. Version
6.1 of IQ/Objects, released in February 1998, will provide significant improvement in the product's ad hoc query capabilities and will also add functionality which will improve the product's manageability in large scale deployments.

In August 1995 the Company entered into a license agreement with TM1 Corporation
(TM1). Under the terms of the agreement the Company can sublicense TM1's dynamic multidimensional database (MDDB) and various other software modules.
The Company pays a royalty for each copy of TM1's software licensed. The Company has certain rights to the TM1 software source code but currently has not exercised any rights thereunder.

In September 1995 the Company acquired Soft Systems, Ltd. and its principal product, Vision. Distribution of the product was limited. Following the acquisition, the Company undertook a development effort to substantially improve and enhance the software. In February 1998 the Company released this improved and enhanced product as IQ/Vision Version 4.2.

In fiscal 1998, the Company incurred development expenses of $2,306,000. In addition, the Company capitalized approximately $739,000 of development costs in fiscal 1998 in accordance with generally accepted accounting principles.

Sales and Marketing

The Company markets its products principally in the United States and the United Kingdom through its sales organization and in certain other territories through distributors. The Company identifies prospective customers through a combination of direct mail, seminars, telemarketing, media advertising, trade show participation and various vendor marketing partnership efforts. Once prospects are identified, the Company conducts sales activities through a field sales force or over the telephone. If requested by the prospective customer, the Company generally provides a "date activated version" or an evaluation copy of the software and support services for a limited evaluation period. Sixty-six full-time employees were engaged in sales and marketing as of January 31, 1998.


The Company's products are marketed to users in a wide variety of industries. End user list prices for the Company's products range from $250-$50,000 per copy, depending on the hardware platform. The Company offers discounts to large volume customers. The Company's sales organization is organized to focus on three principal marketing channels: software company resellers ("OEMs"), direct sales and international distributors. None of the Company's customers accounted for more than ten percent of revenues in fiscal 1996, 1997 or 1998. The Company typically grants a 30-60 day money back guarantee to certain customers. Historically, returns of product have been insignificant.

The Company typically realizes a larger percentage of its revenues in the second half of each fiscal year. For financial information on operations in geographic areas, see note 11 to the consolidated financial statements, page 32, which is included herein.

Direct

The Company sells directly to large companies and to federal, state and local governmental agencies. The Company has a direct field sales force focused on selling to these organizations. The Company's direct sales force operates out of offices in Norcross, Georgia; Rutherford, New Jersey; Irvine, California and Winchester, England. Smaller accounts are generally handled by a telesales force based in Norcross, Georgia. The Company's direct sales organization consists of field sales, telesales, and pre-sales technical support personnel.

The Company's pricing methodology for direct sales is generally a client/server model wherein a licensee fee is charged for each server copy (independent of the number of users) plus a license fee for each client (user) copy. The total license fee varies depending upon the customers' specific implementation.

International

International sales are principally conducted out of the U.S. headquarters and through the Company's subsidiary in the United Kingdom which was established in 1990. The United Kingdom subsidiary is responsible for selling directly to OEM customers and end users and for establishing distributor relationships. In territories outside those served by the international office, the Company's U.S. based sales personnel develop OEM, end user and distributor relationships. The Company has appointed distributors in more than 20 territories, including Australia, France, Greece, Hong Kong, Korea, Malaysia, Singapore, and the United Kingdom. The Company's software is designed to facilitate the translation of screens, menus, and documentation and help files into local languages. Various products are currently available in English, French, German, Danish, Dutch, Spanish and Chinese versions. IQ/Objects is currently available in English, French, and German and Korean. A German version of IQ/Vision is currently under development.

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

Customer Support and Services

The Company offers software maintenance and support, training and consulting services to its customers. Generally, the Company's software products include a 30-60 day warranty for end users and a 90-day free support period for OEMs. Thereafter, maintenance and support services are available for an additional charge. A majority of the customers renew their maintenance and support contracts. Maintenance and support services include telephone support, maintenance updates and discounts on releases of new versions. The Company provides support to end users who have licensed IQ directly from the Company and to OEMs. The Company conducts training sessions for both end users and OEMs through in-house, regional and on-site classes. The Company also provides consulting services for the purpose of assisting customers in the implementation, configuration and use of the Company's software. Fifty-two full-time employees were engaged in customer support, training and consulting services as of January 31, 1998.

Employees

As of January 31, 1998, the Company employed 163 persons, including 66 in sales and marketing, 52 in customer support and services, 26 in product research and development and 19 in management, administration and finance. Of the total employees, 115 are employed in the United States and 48 internationally. None of the Company's employees is represented by a labor union. The Company has never experienced a work stoppage and believes that its employee relations are good.

RISK FACTORS

This Form 10-K includes forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 E of the Securities and Exchange Act of 1934, as amended, which involve known and unknown risks and uncertainties or other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be forward-looking statements.

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

The Company operates without any backlog of product orders and a majority of the revenues realized in a quarter results from orders received in that quarter. In the future, the Company's quarterly results may be affected by factors such as customer order deferrals in anticipation of the introduction of new products by the Company, the possible delay in the shipment of new products, announcements by third parities of competitive products or technologies and delays in the closing of significant product licensing transactions as well as the Company's inability to attract, train and retain qualified personnel.

The Company typically realizes a larger percentage of its revenue in the second half of each fiscal year. In addition, a disproportionate share of each quarter's revenues is typically realized in the last month of the quarter. This is due in part to the Company's sales commission plan, which compensates sales personnel for achieving or exceeding quarterly and annual quotas. Additionally, a high percentage of the Company's expenses are relatively fixed, including costs of personnel, and are not susceptible to rapid reduction. Therefore, delays in closing significant product licensing transactions at or near the end of a quarter may cause net income in any given quarter to fall significantly below anticipated levels.

Dependence on Principal Technology and Product Line

The Company's revenues are derived principally from the licensing of its family of products and related maintenance and support services. The Company's dependence on a principal technology and a limited product line make it more vulnerable to technological, marketing and other competitive factors than other software companies with more diversified technologies or product lines. Competitive pressures or other factors that might cause IQ to lose market acceptance or result in significant price erosion would have a material adverse effect on the Company's performance.

Technological Change and New Product Introduction and Acceptance

The computer software industry, including the decision support software market, is characterized by rapid technological change and frequent introductions of product enhancements and new products. Accordingly, the Company's future success will depend in large part on its ability to enhance its existing products and to develop or acquire new products which achieve significant market acceptance. The Company's growth requires it to invest continually in research and development. Since the introduction of the Company's first product in 1985, the Company has continuously enhanced its products and expanded the environments in which its products operate through a series of new versions and has introduced new products. New products released since 1994 include IQ/Smartserver, IQ/Objects, IQ Liveweb, IQ/Vision and IQ/Vision Server. The license fees from the Company's legacy products are declining as the Company has placed significantly greater emphasis on the development and licensing of its newer enterprise class software products. There can be no assurance that the Company can achieve market acceptance of its most recently released products or continue to sustain the market acceptance of its other new products by adding enhancements and porting to additional environments. Additional products and new versions of existing products are in various stages of development. There can be no assurance that the Company will be able to continue to achieve the technological advances which may be necessary to remain competitive or that its recently released or future enhancements or new products will gain market acceptance. Failure to remain competitive or to timely develop new products which gain market acceptance will have a material adverse affect on the Company's performance.

Competition

The market for decision support software products, such as those marketed by the Company, is highly competitive. The Company's competitors vary in size and in the scope and breadth of the products and services they offer. The Company believes that functionality, performance, ease of use, environments supported, price and customer services are the primary competitive factors. Some of the Company's existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and greater financial resources than the Company. The Company faces direct competition from a number of larger companies which market decision support software. The Company's principal competitors are Actuate, Cognos, Inc., Business Objects, S.A. and Crystal Reports, a subsidiary of Seagate Technology, Inc. In addition, a number of other companies offer products which are competitive to a lesser degree. The Company faces indirect competition from developers of RDBMS, 4GL and OLAP products which offer ancillary development tools capable of producing reports with their software. Also, OEM software developers who integrate the Company's software products with their programs may develop and market their own decision support tool as replacement to the Company's products. To the extent that OEMs or other software developers improve their decision support products, demand for the Company's products may decline. There can by no assurance that the Company will be able to compete successfully in the future or that competition in the future will not have a material adverse effect on the Company's business, financial condition and results of operations.

Personnel Requirements of Rapid Growth Company

The Company's success depends to a significant extent upon its ability to attract and retain highly talented personnel to meet current and future needs of the Company. Competition for such personnel is intense, as certain of these personnel have significant prior industry experience and are in great demand.
As the Company grows it will require additional experienced personnel. There can be no assurances that the Company will be able to timely employ and train adequate numbers of personnel to meet its present and future requirements. If the Company is unable to train adequate numbers of experienced personnel to meet its present and future requirements, the Company's performance could be materially and adversely affected.

Long Sales Cycle

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

Difficulties in Managing Growth

The Company's business has grown in revenues, number of personnel and geographic scope of its operations. Continued growth may place a significant strain on the Company's management and operations. Certain of the Company's key personnel have recently joined the Company, and none of the Company's officers has had experience in managing large, public software companies. The Company's future growth will depend in part on the ability of its officers and other key employees to continue to implement and expand operational, customer support and financial control systems, timely introduce product improvements and new products and to expand, train and manage its employee base. The Company's inability to manage growth effectively could have a material adverse affect on the Company's results of operations.

Risks Associated with International Operations and Foreign Currencies

A significant portion of the Company's revenues (approximately 33% in fiscal 1997 and 32% in fiscal 1998) is derived from international sales and is therefore subject to the risks attendant thereto. The Company's international business is subject to longer payment cycles, experiences greater difficulties in accounts receivable collection and is subject to delays in shipments, increases in duties and taxes, price controls, adverse changes in foreign regulation and the burdens of complying with a wide variety of foreign laws. Currently, the Company's international sales are principally to customers in Europe, Canada, Australia and the Pacific Rim. The Company's UK subsidiary transacts business in foreign currencies. If the U.S. dollar strengthens in relation to the international currencies, the Company's revenues from international sales and the gains and losses on the settlement of receivables of the Company from its international subsidiary may be adversely affected. The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries as such earnings are considered permanently reinvested.

Limited Intellectual Property Protection; Risk of Infringement

The Company regards its software programs as intellectual property and relies principally on copyright and trade secret laws to protect its intellectual property. Each employee of the company is required to enter into an agreement providing for the non-disclosure of intellectual property and the assignment to the Company of all intellectual property developed during the term of employment. There can be no assurances that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or unlawful copying of its technology or software programs. Copyright and trade secret laws do not limit the rights of others to independently develop similar technology and software programs. In addition, the laws of some foreign countries do not protect the Company's intellectual property rights in its software to the same extent as do the laws of the United States. Although the Company believes that its software products do not infringe any existing intellectual rights of others, there can be no assurance that third parties will not assert infringement claims in the future.

Product Related Claims

Although the Company has not experienced any product claims or losses, the Company's products provide access to and enable analysis of data, including financial and sales records. Any failure of the Company's products to provide accurate, complete and timely information could result in product liability or breach of contract litigation against the Company by its customers or others. The Company's license agreements disclaim and limit some or all of such liabilities; however, there can be no assurance that such provisions will be upheld in any legal proceeding. In addition, the Company maintains insurance to protect against claims associated with the use of its products; however, there can be no assurance that such insurance coverage will adequately cover any claim asserted against the Company or that the specific claim will be covered by the policy. A successful claim brought against the Company in excess of its insurance coverage or for which it had no coverage could have a material adverse effect on the Company's results of operations, financial condition or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources.

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

Anti-Takeover Matters

The Company's Articles and Bylaws contain certain provisions that could have the effect of delaying, deferring or preventing a change in control of the Company. The Board of Directors is authorized to issue one or more series of Preferred Stock with respect to which the Board, without shareholder approval, may determine voting, conversion or other rights which could adversely affect the rights of holders of Common Stock. Only shareholders holding 25% of the outstanding Common Stock have the power to call a special meeting. The affirmative vote of at least two-thirds of the outstanding voting stock is necessary for shareholders to approve a merger or sale of all or substantially all of the assets and to amend certain provisions of the Articles of Incorporation and the Bylaws of the Company. Directors of the Company are divided into three classes and are elected to serve staggered three-year terms. Under the Bylaws, directors serving staggered terms can be removed from office only for cause and upon an affirmative vote of at least two-thirds of the outstanding voting stock. One effect of the foregoing provisions would be to make an acquisition of the Company significantly more difficult to achieve if not approved by the Board of Directors, even though a majority of shareholders may favor such action. Potential acquirers may be deterred due to the anti-takeover provisions implemented by the Company under Georgia law. The Company has no present intention to adopt any other charter, bylaw or other provision which could have an anti-takeover effect.

ITEM 2 - PROPERTIES

The Company's headquarters and principal administrative, sales and marketing operations are located in approximately 28,000 square feet of leased office space in Norcross, Georgia, a suburb of Atlanta. The lease for those facilities expires February 28, 1999, subject to a five-year renewal option. The 1998 fiscal year annual rent was approximately $442,000 including the Company's pro rata share of certain operating expenses and taxes.

The Company also has approximately 2,900 square feet of leased space in Ann Arbor, Michigan where it conducts product development activities. The Company also leases smaller offices in Rutherford, New Jersey; Dallas, Texas; Reston, Virginia and Winchester, England. Aggregate rental expense for these offices was approximately $554,000 for the fiscal year 1998.

ITEM 3 - LEGAL PROCEEDINGS

A complaint was served on the Company and Charles R. Chitty, President and Chief Executive Officer, and David A. Cormack, Senior Vice President on October 23, 1997. The action was filed in the United States District Court for the Northern District of Georgia, Atlanta Division by Harvey Altman, individually, and on behalf of purchasers of the Company's Common Stock between May 8, 1996 and February 3, 1997 ("Class Period"). The market price of the Company's common stock ranged from a low of $13 1/4 to a high of $28 1/4 during the Class Period. The market price of the common stock on February 4, 1997, the first day of trading after the Company's announcement of its fourth quarter earnings, was between $15 3/4 and $16 1/2. The Plaintiff seeks to recover damages individually and on behalf of all other purchasers of the Company's common stock during the Class Period. The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising from the alleged failure of the Company to disclose the risks and liabilities assumed by the Company in connection with the transition of its sales force from an inside telesales model to an outside field-based model. The Company intends to defend this action vigorously and believes that the suit is without merit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

Not applicable.

ITEM 4(A)

Executive Officers of the Registrant

The following are the executive officers of the Company:

Charles R. Chitty, 45, has served as President and Chief Executive Officer since 1988 and from its formation in 1984 until 1986. Mr. Chitty also has been a director since 1984 and served as its Chief Financial Officer from 1984 to 1991. Mr. Chitty was elected Chairman in December 1995.

David A. Cormack, 38, has served as Senior Vice President Sales since December of 1995. From April 1993 to September 1995 Mr. Cormack served as Managing Director of Soft Systems, Ltd. ( a United Kingdom corporation), which was acquired by the Company in September 1995, which specialized in executive information systems software. From April 1992 to April 1993, Mr. Cormack served as UK Operations Director for Planning Sciences. Prior to April 1992 Mr. Cormack held various sales and marketing positions with Pilot Executive Software, Information Builders, and Comshare. Mr. Cormack holds a degree in accounting from Aberdeen College of Commerce in Scotland.

Michael J. Durnwald, 38, joined the Company in 1986 as director of support services and has held his present position as Vice President Product Planning since 1989. Mr. Durnwald earned a B.S. degree in Information and Computer Sciences from Georgia Institute of Technology and an M.B.A. from Georgia State University.

J. Kent Elmer, 29, joined the Company in 1992 as Director of SEC Reporting. Mr. Elmer was promoted to Vice President Finance in January 1998 after serving as Controller for several years. Prior to his employment with the Company, Mr.
Elmer was a senior accountant with Arthur Andersen & Co.   Mr. Elmer holds a
B.S. degree in accounting from Bob Jones University.

All executive officers serve at the pleasure of the Board of Directors.

There is no family relationship between any of the executive officers of the Company.

                                   PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

STOCK LISTING INFORMATION
IQ Software Corporation common stock is quoted on the NASDAQ National Market System under the symbol IQSW.

MARKET PRICE INFORMATION
The table below presents the high and low prices for IQ Software Corporation common stock as reported by NASDAQ for the years ended January 31, 1998 and 1997.

                                          1998               1997
Fiscal Year Ended January 31,        High      Low      High      Low
First Quarter                       16 1/2    6 3/4    13 1/2   10 1/4
Second Quarter                      10 3/4    7 1/4    25       12 1/4
Third Quarter                       14 1/2    7 1/2    20 3/4   14 1/2
Fourth Quarter                       9 1/8    6        28 1/4   14 3/8

The last sale price on January 30, 1998 was $8 3/8. As of January 31, 1998, there were approximately 64 shareholders of record. Shares of approximately 3,000 beneficial owners of the Company's common stock are held by brokers, dealers and their nominees. The Company has not declared or paid any cash dividends on its capital stock. The Company currently intends to retain all earnings for use in its business.

TRANSFER AGENT AND REGISTRAR
ChaseMellon
450 West 33rd Street
New York, New York 10001

ANNUAL MEETING
The 1998 Annual Meeting of Shareholders will be held on June 9, 1998. A formal notice of the meeting with a proxy statement and proxy, is scheduled to be mailed during the week of May 4, 1998.

ITEM 6 - SELECTED FINANCIAL DATA

                                                              Fiscal year ended January 31,
STATEMENT OF OPERATIONS DATA:                     1994        1995        1996        1997           1998
                                                            (in thousands, except per share)
Revenues                                        $19,119     $20,097     $21,855     $24,678        $24,705
Operating income (loss)                           3,289       2,501*     (3,630)*     2,340          1,922*
Income (loss) from continuing operations          2,537       1,737*     (2,897)*     2,165          1,976*
Net income (loss)                                 2,556       1,737*     (2,897)*     2,165          1,976*
Net income (loss) per share - Basic             $  0.63     $  0.42     $ (0.67)    $  0.47        $  0.42
Net income (loss) per share - Diluted           $  0.60     $  0.40     $ (0.67)    $  0.45        $  0.42
Weighted average number of
  common  and common equivalent
  shares outstanding
    Basic                                         4,076       4,142       4,304       4,588          4,655
    Diluted                                       4,236       4,319       4,304       4,792          4,706

* Includes the effects of acquired research and development expenses of $1,002,000, $3,587,000 and $280,000 recorded in connection with the acquisition of Skribe Software, Inc., Soft Systems, Ltd., and the Data Direct Explorer product from Intersolv, Inc. in fiscal 1995, 1996 and 1998, respectively.


BALANCE SHEET DATA:
Working capital                                 $14,554     $15,267     $13,655     $17,279        $19,669
Total assets                                     19,840      22,316      22,124      25,295         28,330
Total debt                                          147          45          --          --             --
Total shareholders' equity                       16,692      18,751      18,020      21,828         24,057

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations. The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of total revenues and the percentage increase (decrease) in the dollar amount of such items as compared to the prior year for the three years ended January 31, 1996, 1997 and 1998.

                                                                               Fiscal 1997    Fiscal 1998
                                                  Year ended January 31,          over            over
                                               1996        1997       1998     Fiscal 1996    Fiscal 1997
Revenues:
License fees                                   71.3%       69.6%      62.0%      10.3%          (10.9)%
Service fees                                   28.7        30.4       38.0       19.5            25.4
Operating expenses:
Cost of license fees                            4.3         5.3        5.6       40.2             5.0
Cost of service fees                           11.3        12.8       13.8       28.4             7.5
Development                                    12.5         8.4        9.3      (23.9)           11.2
Selling                                        46.1        45.3       44.5       11.0            (1.7)
General and administrative                     20.2        18.7       17.9        4.2            (3.8)
Restructuring charges                           5.8          --         --     (100.0)             --
Acquired research and development costs        16.4          --        1.1     (100.0)          100.0
Total operating expenses                      116.6        90.5       92.2      (12.3)            2.0
Operating income (loss)                       (16.6)        9.5        7.8      164.5           (17.8)
Investment income, net                          2.7         2.0        2.3      (17.0)           13.3

Income (loss) from continuing operations
  before income taxes                         (13.9)       11.5       10.0     193.3            (12.4)
Income taxes                                  ( 0.6)        2.7        2.0     581.3            (24.4)
Net income (loss)                             (13.3)%       8.8%       8.0%    174.7%            (8.7)%

Revenues. The Company's revenues are derived from license fees for decision support software products and fees for a range of services complementing such products including software maintenance and support, training and consulting. Total revenues were $21,855,000, $24,678,000 and $24,705,000 in fiscal 1996,
1997 and 1998, respectively. Revenues increased by $2,823,000, or 13%, from fiscal 1996 to 1997, and by $27,000 from fiscal 1997 to 1998.

License fees were $15,582,000, $17,184,000 and $15,309,000 in fiscal 1996, 1997 and 1998, respectively. License fees increased by $1,602,000, or 10%, from fiscal 1996 to 1997 and decreased by $1,875,000, or 11% from fiscal 1997 to 1998. License fees from United States customers decreased by 2% from $10,809,000 in fiscal 1996 to $10,576,000 in fiscal 1997 and increased to $10,601,000 in fiscal 1998. The decrease in overall license fees from fiscal 1997 to 1998 was due principally to decreased revenues from the Company's software resellers.

Service fees were $6,273,000, $7,494,000 and $9,396,000 in fiscal 1996, 1997 and
1998, respectively. Service fees increased by $1,221,000, or 19%, from fiscal 1996 to 1997 and by $1,902,000, or 25%, from fiscal 1997 to 1998. Service fees increased principally as a result of the increase in the installed customer base and increases in training and consulting revenues. The Company expects service fees to continue to increase in relation to the demand for the Company's products and services.

Cost of License Fees. Cost of license fees includes the amortization of capitalized software development costs and purchased software, royalties related to licensed products and the costs of magnetic media, packaging and documentation. Cost of license fees was $937,000, $1,314,000 and $1,379,000 for fiscal 1996, 1997 and 1998, respectively. Cost of license fees as a percentage of revenues was 4%, for fiscal year 1996, 5% for fiscal year 1997 and 6% for fiscal 1998. The increases in cost of license fees are due primarily to increases in royalties related to licensed products and additional documentation costs associated with the release of new versions of the Company's products. Amortization of capitalized software costs was $765,000, $951,000 and $994,000 in fiscal 1996, 1997 and 1998, respectively. The Company expects cost of license fees to continue to increase in dollars as the Company's license fee revenues increase.

Cost of Service Fees. Cost of service fees includes the costs associated with supplying customers with technical assistance and training and consulting services. Cost of service fees was $2,464,000, $3,163,000 and $3,400,000 for fiscal 1996, 1997 and 1998, respectively. Cost of service fees as a percentage of revenues was 11%, 13% and 14% for fiscal 1996, 1997 and 1998, respectively. The increases in cost of service fees are due principally to growth in the Company's technical support, training and consulting staff. The Company expects cost of service fees to continue to increase in dollars as the Company's customer base expands.

Development Expenses. Development expenses include all costs related to the research and development of new products and the enhancement of the Company's existing products, less any amount capitalized. Development expenses were $2,727,000, $2,074,000 and $2,306,000 in fiscal 1996, 1997 and 1998, respectively. Development expenses as a percentage of revenues were 12%, 8%, and 9% for fiscal 1996, 1997 and 1998, respectively. The decrease in development expenses from fiscal 1996 to 1997 was primarily due to the restructuring of the Company's Legacy product development operations in the third quarter of fiscal 1996 to shift the development focus to the Enterprise Class technology. The Company capitalized $1,038,000, $805,000 and $739,000 of development expenditures in fiscal 1996, 1997, and 1998, respectively.

Selling Expenses. Selling expenses consist primarily of sales and marketing personnel costs and related occupancy costs as well as advertising expenditures. Selling expenses were $10,074,000, $11,185,000 and $10,992,000 in fiscal 1996,
1997 and 1998, respectively. Selling expenses as a percentage of revenues were 46%, 45% and 44% in fiscal 1996, 1997 and 1998, respectively. The increases in selling expenses in fiscal 1997 were primarily due to the increased commissions, the addition of sales and marketing personnel, and increased marketing activities related to the release of new products. The Company expects selling expenses to increase in dollars as the Company expands its sales and marketing activities in fiscal 1999.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel and occupancy costs for administrative, executive and accounting and finance personnel as well as allowances for returns and credit losses. General and administrative expenses were $4,415,000, $4,603,000 and $4,426,000 for fiscal 1996, 1997 and 1998, respectively. General and administrative expenses as a percentage of revenues were 20%, 19% and 18% in fiscal 1996, 1997 and 1998, respectively. The decreases in general and administrative expenses as a percentage of revenues were due primarily to increases in revenues without proportionate increases in general and administrative expenses.

Restructuring Charges. As a result of acquisitions, the Company made the decision in the third quarter of fiscal 1996 to allocate a substantially greater portion of its research and development resources towards its Enterprise Class products. As a result of the transition, the Company recorded restructuring charges of $1,282,000. These charges consisted primarily of the write-down of capitalized software development costs of approximately $687,000 related to the Company's Legacy products and the write-down of certain fixed assets of approximately $232,000, as well as other costs associated with the restructuring.

Acquired Research and Development Costs. On September 29, 1995 the Company acquired the outstanding stock of Soft Systems, Limited ("Soft Systems"), a United Kingdom corporation. The total cost to the Company was approximately $4,020,000 ($2,251,280 cash and 248,083 unregistered shares of the Company's common stock) plus direct acquisition costs of approximately $325,000. The Company used the purchase method of accounting for the acquisition. In this regard, the Company recorded a one-time, nontax-deductible charge for acquired in-process research and development costs of $3,587,000 in the third quarter of fiscal 1996. The technological feasibility of the acquired in-process technology had not been established and had no alternative future use.

On September 29, 1997, the Company acquired the Data Direct Explorer technology from Intersolv, Inc. The purchase price was $300,000 plus a maximum of an additional $300,000 in contingent consideration based upon the attainment of certain revenue levels derived from the sale of products which include the acquired technology. The additional contingent consideration, if any, will be recorded as goodwill when payable. The Company used the purchase method of accounting for the acquisition. The purchase price was allocated to certain intangible assets based upon their fair value. The Company intends to effect significant enhancements to the existing technology in order to achieve technological feasibility. Because management believes that in its current state, the technology has no alternative future use, a portion of the purchase price equal to $280,000 was allocated to acquired research and development costs and was expensed as a one-time charge in fiscal 1998.

Investment Income, Net. Investment income consists primarily of interest and dividends earned on the Company's cash and cash equivalents and marketable securities. The Company recorded net investment income of $595,000, $494,000 and $560,000, in fiscal 1996, 1997 and 1998, respectively. The decrease in net investment income from fiscal 1996 to 1997 was due principally to a decrease in cash and cash equivalents and marketable securities available for investment due to the acquisition of Soft Systems in September 1995. The increase in net investment income from fiscal 1997 to 1998 was due primarily to an increase in cash and cash equivalents and marketable securities available for investment provided by operations.

Income Taxes. Income tax expense (benefit) on pretax income (loss) for fiscal 1996, 1997 and 1998 was $(139,000), $669,000 and $506,000, respectively.
Research and development credits of approximately $60,000 and $5,000 were utilized in fiscal 1996 and 1997, respectively, to reduce federal income taxes. The Company's effective tax rate on income from continuing operations was 5%, 24% and 20% in fiscal 1996, 1997 and 1998, respectively. The increase in the Company's income tax expense and the effective tax rate from fiscal 1996 to 1997 is principally due to an increase in operating income resulting from charges related to the acquisition of Soft Systems, Ltd. in fiscal 1996, coupled with a decrease in the amount of research and development credits utilized to reduce federal income taxes in fiscal 1997. The decrease in income tax expense and the effective tax rate from fiscal 1997 to 1998 is due principally to the geographic distribution of the Company's pretax income coupled with an increased percentage of the Company's investment income being derived from tax-free investment vehicles.

Income (Loss) Per Share. Basic income (loss) per common share was $(0.67), $0.47, and $0.42 in fiscal 1996, 1997 and 1998, respectively. Diluted income
(loss) per common share was $(0.67), $0.45, and $0.42 in fiscal 1996, 1997 and 1998, respectively. Diluted income (loss) per common share increased to $0.45 in fiscal 1997 primarily due to an increase in operating income resulting from increased revenues in fiscal 1997 and charges related to the acquisition of Soft Systems, Ltd. and the restructuring of the Company's Legacy product development operations in fiscal 1996. Diluted income per common share decreased by 7% to $0.42 in fiscal 1998 due principally to the one-time charge for acquired research and development costs in the third quarter of 1998 related to the acquisition of the Data Direct Explorer product from Intersolv, Inc. offset by increases in income from operations.

Quarterly Results. The following table sets forth certain unaudited consolidated quarterly financial information for fiscal 1997 and 1998. This information has been prepared by the Company on substantially the same basis as the audited consolidated financial statements and includes all normal recurring adjustments necessary for a fair presentation of the results for such periods. This information should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

                                                       Fiscal 1997                                 Fiscal 1998
                                            Q1        Q2        Q3        Q4             Q1       Q2         Q3        Q4
                                                                  (in thousands, except per share)
Revenues                                 $ 5,907   $ 6,207   $ 6,646   $ 5,918        $ 5,982   $6,103    $ 5,901   $ 6,719
Operating expenses:
Cost of license fees                         283       292       367       372            268      396        320       395
Cost of service fees                         752       788       812       811            782      817        879       921
Development                                  498       507       561       508            518      587        590       610
Selling                                    2,597     2,556     2,631     3,401          3,066    2,787      2,620     2,520
General & administrative                   1,069     1,221     1,243     1,070          1,025    1,087      1,096     1,218
Acquired research &
  development                                 --        --        --        --             --       --        280        --
                                         -------   -------   -------   -------        -------   ------    -------   -------
Total operating expenses                   5,199     5,364     5,614     6,162         5,659     5,674      5,785     5,664
                                         -------   -------   -------   -------        -------   ------    -------   -------
Operating income (loss)                      708       843     1,032      (244)          323       429        116     1,055
Investment income, net                       108       119       132       135           125       167        136       131
                                         -------   -------   -------   -------        ------    ------    -------   -------
Income (loss) before income taxes            816       962     1,164      (109)          448       596        252     1,186
Income taxes                                 224       295       307      (158)           45       100        113       248
                                         -------   -------   -------   -------        ------    ------    -------   -------

Net income (loss)                        $   592   $   667   $   857   $    49        $  403    $  496    $   139   $   938
                                         =======   =======   =======   =======        ======    ======    =======   =======

Net income (loss) per share:
    Basic                                $  0.13   $  0.15   $  0.19   $  0.01        $ 0.09    $ 0.11    $  0.03   $  0.20
    Diluted                              $  0.13   $  0.14   $  0.18   $  0.01        $ 0.09    $ 0.11    $  0.03   $  0.20
Weighted average number of
  common shares outstanding:
     Basic                                 4,535     4,582     4,597     4,634         4,648     4,648      4,659     4,666
     Diluted                               4,658     4,826     4,822     4,870         4,700     4,677      4,758     4,687

The Company typically realizes a larger percentage of its revenues in the second half of each fiscal year. In addition, a significant portion of each quarter's revenues is typically realized in the last month of the quarter. This factor is due in part to the Company's sales commission plan, which compensates sales personnel for achieving or exceeding quarterly and annual quotas. A high percentage of the Company's expenses are relatively fixed, including costs of personnel, and are not susceptible to rapid reduction. Therefore, delays in closing significant product licensing transactions near the end of a quarter may cause quarterly income to fall below anticipated levels.

Liquidity and Capital Resources. Cash provided by operating activities was $2,750,000, $1,630,000 and $5,667,000 for fiscal 1996, 1997 and 1998, respectively. The decrease in fiscal 1997 from 1996 was due principally to significant changes in operating assets and liabilities balances. Accounts receivable increased more rapidly than net income in fiscal 1997 due to the overall increase in large deals in which the Company granted extended credit terms. To date the Company has not experienced any significant credit losses related to the granting of extended credit terms on large deals. The increase in fiscal 1998 from 1997 was due primarily to net income from operations coupled with a reduction in the outstanding accounts receivable balance. The Company has financed capital expenditures and acquisitions with funds from operating activities.

As of January 31, 1998, the Company had working capital of $19,424,000, including $5,595,000 in cash and cash equivalents and $9,177,000 in marketable securities. Aggregate operating lease obligations as of January 31, 1998, were $1,089,000, of which $678,000 is payable during fiscal 1999.

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

Foreign Currency Transactions. Approximately 12% of revenues generated outside of the United States are negotiated, invoiced and paid in U.S. dollars. All other international revenues are the result of agreements entered into by the foreign subsidiaries of the Company and provide for payment in a foreign currency. Gains and losses on foreign currency transactions have not been significant. For foreign subsidiaries, the balance sheet accounts are translated at the year-end exchange rates and income statement items are translated at the average monthly exchange rates for the year. Resulting translation adjustments are recorded in a separate component of Shareholders' Equity, "Foreign currency translation adjustments." The adjustments were approximately ($98,000) and ($38,000) as of January 31, 1997 and 1998, respectively.

Impact of Recently Issued Accounting Standards. In February 1997, The FASB issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 became effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The Company adopted SFAS No. 128 for the period ended January 31, 1998 and amounts previously reported for all prior periods have been restated to apply the provisions of SFAS No. 128.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. This standard defines comprehensive income as the changes in equity of an entity except those resulting from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement. Management believes the adoption of SFAS No. 130 will not have a material effect on the Company's financial statements.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management believes that the adoption of SFAS No. 131 will not have a material effect on the Company's financial statements.

In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which will supersede SOP 91-1 for periods beginning after December 15, 1997. Management continues to assess the impact of this new SOP, as there is currently little practical guidance provided for it application, and believes that its adoption will not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies.

Year 2000. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those computer programs having time-sensitive software would recognize a date using "00" as the year 1900 rather than the year 2000.

Based on a recent assessment of the Company's products and the software used internally, the Company determined that its accounting software will need to be updated or modified. This should be accomplished through updates from the software manufacturer. The Company does not expect any material costs associated with this modification or any significant disruptions to its primary operations. The Company anticipates no other Year 2000 problems which are reasonably likely to have a material adverse effect on the Company's operations. There can be no assurances, however, that such problems will not arise.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and schedules are set forth in Item 14.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on June 9, 1998. Information required by this item is included in the section entitled "Executive Officers of the Registrant", Item 4(A) in Part I of this Form 10-K. Information regarding compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by the Company's directors and executive officers and persons who own more than ten percent of the Company's common stock is set forth in the Company's
Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on June 9, 1998.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on June 9, 1998.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on June 9, 1998.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on June 9, 1998.

                                   PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements and Report of Independent Auditors
(a)  2.   Financial Statement Schedules

          The following financial statement schedules are filed as a part of this report:

               II. Valuation and Qualifying Accounts

          All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)  3.   Exhibits

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. Items marked with an asterisk relate to management contracts or compensatory plans or arrangements.

Exhibit                                      Filed herewith or incorporated by
Number         Description                   reference hereto

        3.1    Amended and Restated          Exhibit 3(a) to the Company's
               Articles of Incorporation     Registration Statement on Form S-1,
                                             No. 33-47268

        3.2    Amended and Restated          Exhibit 3(b) to the Company's
               By-laws                       Registration Statement on Form S-1,
                                             No. 33-47268

      *10.1    Stock Option Plan,            Exhibit 10(a) to the Company's
               as amended                    Registration Statement on Form S-1,
                                             No. 33-47268

      *10.2    Form of Incentive             Exhibit 10(f) to the Company's
               Stock Option Agreement        Registration Statement on Form S-1,
                                             No. 33-47268

       10.3    Form of Non-Disclosure        Exhibit 10(g) to the Company's

               Agreement                     Registration Statement on Form S-1,
                                             No. 33-47268

      *10.4    1993 Stock Option Plan        Exhibit 10.4 to the Company's
                                             Annual Report on Form 10K for the
                                             year ended January 31, 1995

      *10.5    1993 Incentive Stock          Exhibit 10.5 to the Company's
               Option Agreement              Annual Report on Form 10K for the
                                             year ended January 31, 1995

      *10.6    Non-Employee Directors        Exhibit 10.6 to the Company's
               Stock Option Plan             Annual Report on Form 10K for the
                                             year ended January 31, 1995

      *10.7    Form of Non-Qualified         Exhibit 10.7 to the Company's
               Stock Option Plan             Annual Report on Form 10K for the
                                             year ended January 31, 1995

       23.4    Consent of Independent        Filed herewith
               Auditors

       24.4    Powers of Attorney            Filed herewith

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fiscal quarter ended January 31, 1998.

(c)  Exhibits

          See Item 14(a)(3) above.

(d)  Financial Statement Schedules

          See Item 14(a)(2) above.

                                         IQ Software Corporation and Subsidiaries
                                                Consolidated Balance Sheets

                                                                            January 31,         January 31,
                                                                                1997               1998
ASSETS
Current assets:
  Cash and cash equivalents                                               $  4,258,458        $  5,595,113
  Marketable securities (Note 3)                                             4,944,596           9,176,780
  Accounts receivable:
    Billed                                                                   5,452,025           6,079,074
    Non-billed                                                               3,276,880           2,526,542
                                                                          ------------        ------------
                                                                             8,728,905           8,605,616
 Allowance for doubtful accounts                                              (654,227)           (829,312)
                                                                          ------------        ------------
                                                                             8,074,678           7,776,304
  Prepaid expenses and other current assets                                  1,314,316             909,988
  Note receivable from affiliate (Note 4)                                    1,800,000                  --
                                                                          ------------        ------------
Total current assets                                                        20,392,048          23,458,185
Property and equipment:
  Furniture and fixtures                                                     1,192,163           1,095,854
  Equipment                                                                  4,733,355           5,106,613
                                                                          ------------        ------------
                                                                             5,925,518           6,202,467
Accumulated depreciation                                                    (4,296,835)         (4,925,784)
                                                                          ------------        ------------
                                                                             1,628,683           1,276,683
Capitalized software development costs, net of
  accumulated amortization of $457,000 and
  $1,142,000 at January 31, 1997 and 1998, respectively                      1,312,776           1,729,281
Purchased software, net of accumulated amortization of
  $458,000 and $262,000 at January 31, 1997 and 1998, respectively             542,345             237,650
Goodwill , net of accumulated amortization of $134,000 and
 $320,000 at January 31, 1997 and 1998, respectively                         1,242,886           1,445,566
Other assets                                                                   176,118             182,671
                                                                          ------------        ------------
    Total assets                                                          $ 25,294,856        $ 28,330,036
                                                                          ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $    548,153        $    572,027
  Accrued expenses                                                             821,039             943,767
  Unearned revenue                                                           1,357,090           1,786,575
  Income taxes payable (Note 7)                                                 75,136             465,076
  Current portion of deferred income taxes (Note 7)                            312,000              22,000
                                                                          ------------        ------------
Total current liabilities                                                    3,113,418           3,789,445

Deferred income taxes, less current portion (Note 7)                           353,000             484,000

Shareholders' equity (Note 10):
  Preferred stock, $0.01 par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares - none                                            --                  --
  Common stock, $0.00033 par value:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 4,647,632 at January 31,
      1997 and 4,666,466 at January 31, 1998                                     1,534               1,540
  Additional paid-in capital                                                12,912,089          13,071,891
  Retained earnings                                                          8,991,959          10,968,071
  Net unrealized gain on marketable securities available
    for sale (Note 3)                                                           20,622              52,668
  Foreign currency translation adjustments                                     (97,766)            (37,579)
                                                                          ------------        ------------
Total shareholders' equity                                                  21,828,438          24,056,591
                                                                          ------------        ------------
    Total liabilities and shareholders' equity                            $ 25,294,856        $ 28,330,036
                                                                          ============        ============

 See accompanying notes.

                                         IQ Software Corporation and Subsidiaries
                                           Consolidated Statements of Operations
                                              For the years ended January 31,


                                                          1996                1997                1998
Revenues:
  License fees                                        $ 15,582,053        $ 17,184,245        $ 15,309,034
  Service fees                                           6,273,012           7,493,851           9,395,738
                                                      ------------        ------------        ------------
                                                        21,855,065          24,678,096          24,704,772
Operating expenses:
  Cost of license fees                                     936,758           1,313,749           1,378,955
  Cost of service fees                                   2,463,736           3,162,992           3,399,574
  Development                                            2,727,014           2,073,948           2,306,027
  Selling                                               10,074,045          11,184,895          10,992,049
  General and administrative                             4,415,481           4,602,829           4,425,790
  Restructuring charges (Note 6)                         1,281,812                  --                  --
  Acquired research and development costs (Note 5)       3,586,674                  --             280,000
                                                      ------------        ------------        ------------
Total operating expenses                                25,485,520          22,338,413          22,782,395
                                                      ------------        ------------        ------------

Operating income (loss)                                 (3,630,455)          2,339,683           1,922,377

Investment income, net                                     594,804             494,041             559,735
                                                      ------------        ------------        ------------

Income (loss) before income taxes                       (3,035,651)          2,833,724           2,482,112

Income taxes (Note 7):
  Current                                                  112,000             835,000             695,000
  Deferred                                                (251,000)           (166,000)           (189,000)
                                                      ------------        ------------        ------------
                                                          (139,000)            669,000             506,000
                                                      ------------        ------------        ------------
Net income (loss)                                     $ (2,896,651)       $  2,164,724        $  1,976,112
                                                      ============        ============        ============

Net income (loss) per common share:
    Basic                                             $      (0.67)       $       0.47        $       0.42
                                                      ============        ============        ============
    Diluted                                           $      (0.67)       $       0.45        $       0.42
                                                      ============        ============        ============

Weighted average number of common and common
  equivalent shares outstanding:
    Basic                                                4,304,000           4,588,000           4,655,000
    Diluted                                              4,304,000           4,792,000           4,706,000

See accompanying notes.

                                         IQ Software Corporation and Subsidiaries
                                      Consolidated Statements of Shareholders' Equity


                                                                                    Unrealized     Foreign
                             Common                 Additional                     (Loss) Gain     Currency        Total
                             Stock                    Paid-in        Retained     on Marketable   Translation   Shareholders'
                             Shares      Amount       Capital        Earnings       Securities    Adjustments      Equity

Balances at
 January 31, 1995          4,177,158     $1,379     $ 9,217,120     $ 9,723,886     $(72,455)     $(118,432)     $18,751,498
Issuance of common
 stock related to
 stock options                69,700         23         340,355              --           --             --          340,378
Issuance of common
 stock related to
 acquisition of
 Soft Systems, Ltd.          248,083         82       1,768,918              --           --             --        1,769,000
Tax benefit from
 exercise of
 nonqualified stock
 options and
 disqualifying dispo-
 sitions of incentive
 stock options                    --         --          78,538              --           --             --           78,538
Net loss                          --         --              --      (2,896,651)          --             --       (2,896,651)
Foreign currency
 translation adjustments          --         --              --              --           --        (95,769)        ( 95,769)
Unrealized gain on market-
 able securities available
 for sale                         --         --              --              --       73,402             --           73,402
----------------------------------------------------------------------------------------------------------------------------
Balances at
 January 31, 1996          4,494,941      1,484      11,404,931       6,827,235          947       (214,201)      18,020,396
Issuance of common
 stock related to
 stock options               152,691         50       1,153,582              --           --             --        1,153,632
Tax benefit from
 exercise of
 nonqualified stock
 options and
 disqualifying dispo-
 sitions of incentive
 stock options                    --         --         353,576              --           --             --          353,576
Net income                        --         --              --       2,164,724           --             --        2,164,724
Foreign currency
 translation adjustments          --         --              --              --           --        116,435          116,435
Unrealized gain on market-
 able securities available
 for sale                         --         --              --              --       19,675             --           19,675
----------------------------------------------------------------------------------------------------------------------------
Balances at
 January 31, 1997          4,647,632      1,534      12,912,089       8,991,959       20,622        (97,766)      21,828,438
Issuance of
 common stock
 related to stock
 options                      18,834          6         122,415              --           --             --          122,421
Tax benefit from
 exercise of
 nonqualified stock
 options and
 disqualifying dispo-
 sitions of incentive
 stock options                    --         --          37,387              --           --             --           37,387
Net income                        --         --              --       1,976,112           --             --        1,976,112
Foreign currency
 translation adjustments          --         --              --              --           --         60,187           60,187
Unrealized gain on market-
 able securities available
 for sale                         --         --              --              --       32,046             --           32,046
----------------------------------------------------------------------------------------------------------------------------
Balances at
January 31, 1998           4,666,466     $1,540     $13,071,891     $10,968,071    $  52,668      $ (37,579)     $24,056,591
============================================================================================================================

See accompanying notes.

                                         IQ Software Corporation and Subsidiaries
                                           Consolidated Statements of Cash Flows
                                              For the years ended January 31,

                                                               1996               1997                1998
Operating activities:
  Net income (loss)                                        $(2,896,651)       $ 2,164,724         $ 1,976,112
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                            2,544,574          1,985,162           1,903,258
    Acquired research and development costs (Note 5)         3,586,674                 --             280,000
    Deferred income taxes                                     (250,496)          (155,000)           (159,000)
    Gain on disposal of equipment                                   --            (17,650)             (1,117)
    Changes in operating assets and liabilities:
      Accounts receivable                                      (21,857)        (2,127,205)            281,138
      Prepaid expenses and other current assets               (474,136)           (35,013)            307,290
      Accounts payable                                         332,455           (414,444)              3,851
      Accrued expenses                                        (144,085)          (184,286)            151,861
      Unearned revenue                                         309,608            (40,740)            481,916
      Income taxes payable                                    (235,931)           454,405             441,775
                                                           -----------        -----------         -----------
  Net cash provided by operating activities                  2,750,155          1,629,953           5,667,084

Investing activities:
  Purchases of property and equipment                       (1,137,734)          (521,626)           (403,048)
  Additions to capitalized software development costs       (1,038,240)          (805,209)         (1,001,080)
 (Advances) proceeds under Note receivable from
    affiliate (Note 4)                                      (1,800,000)                --           1,800,000
  Payments in connection with acquisition of Soft
    Systems, Ltd., less cash acquired (Note 5)              (2,146,830)           (35,000)                 --
  Payments in connection with acquisition of Skribe
    Software, Inc., less cash acquired (Note 5)                (76,873)          (528,085)           (355,571)
  Payments in connection with acquisition of Data
    Direct Explorer                                                 --                 --            (300,000)
  Purchases (sales) of marketable securities                 1,312,313         (2,323,866)         (4,212,043)
  Other investing activities                                   (46,337)           (11,321)             11,823
                                                           -----------        -----------         -----------
  Net cash used in investing activities                     (4,933,701)        (4,225,107)         (4,459,919)

Financing activities:
  Payments on long-term debt                                  (168,824)                --                  --
  Proceeds from issuance of common stock                       340,378          1,153,632             122,421
                                                           -----------        -----------         -----------
  Net cash provided by financing activities                    171,554          1,153,632             122,421
  Effect of exchange rate changes on cash                      (54,826)            67,400               7,069
                                                           -----------        -----------         -----------
  Net increase/(decrease) in cash and cash equivalents      (2,066,818)        (1,374,122)          1,336,655
  Cash and cash equivalents at beginning of period           7,699,398          5,632,580           4,258,458
                                                           -----------        -----------         -----------
  Cash and cash equivalents at end of period               $ 5,632,580        $ 4,258,458         $ 5,595,113
                                                           ===========        ===========         ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $     1,611        $     5,632         $       814
                                                           ===========        ===========         ===========
  Cash paid for income taxes                               $   292,250        $   380,913         $   548,900
                                                           ===========        ===========         ===========

See accompanying notes.

               Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
IQ Software Corporation (the "Company"), a Georgia corporation, designs, develops, markets and supports a family of data access, analysis and custom report writing software products. Principal customers are (1) vertical market application software developers who integrate the Company's software into their products for license to end users, (2) large corporate customers, and (3) federal, state and local governments. As of January 31, 1997 and 1998, the Company had a wholly-owned subsidiary located in the United Kingdom.

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

Revenue Recognition
The Company's revenue recognition practices are in accordance with AICPA Statement of Position 91-1, "Software Revenue Recognition." Revenue from software licenses is recognized in accordance with the provisions of each respective software license agreement (the "Agreements"). These Agreements between the Company and various software companies are generally for an initial period of 12-60 months and automatically renew for 12-month periods thereafter. License fees, which are non-refundable, are recognized as revenue when the software is delivered, collectibility is probable and a license agreement has been accepted. Direct sales of software are recorded as revenue when shipped. Amounts prepaid for maintenance and support services are recorded as unearned revenue and recognized ratably over the service period.

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management's estimates in determining the level of allowance for doubtful accounts. The provision for doubtful accounts is included in the general and administrative expenses and was $862,000, $849,000 and $824,000 for fiscal years 1996, 1997 and 1998, respectively.

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

Marketable Securities
The Company accounts for marketable securities in accordance the provisions of Statement of Financial Accounting Standards No.115 ("SFAS No.115"). SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all debt securities with original maturity dates of greater than 90 days are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Interest and dividends on securities classified as available-for-sale are included in investment income. All available-for-sale securities are classified as current since they are available for use in the Company's current operations.

Capitalized Software Development Costs and Purchased Software and Goodwill Costs related to internally developed software which are incurred after the establishment of technological feasibility are capitalized. Costs incurred prior to reaching technological feasibility are considered research and development expenditures and are expensed as incurred. Purchased software and goodwill consist of costs capitalized in connection with the Company's acquisitions of Skribe Software, Inc. and Soft Systems, Limited (see Note
5). Such capitalized costs are generally amortized over 3 to 10 years, the estimated lives of the assets. The Company believes that the carrying value and the amortization period of these costs remain appropriate based upon historical and anticipated sales levels. Amortization expense was approximately $797,000, $1,065,000 and $1,113,000 for the years ended January 31, 1996, 1997 and 1998, respectively.

Property and Equipment
Property and equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.

Advertising Costs
The Company expenses advertising costs as incurred in accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs." Advertising expenses were $963,000, $1,304,000 and $615,000 for fiscal 1996, 1997 and
1998, respectively.

Foreign Currency Translation
For foreign subsidiaries, the balance sheet accounts are translated at the year-end exchange rates and income statement items are translated at the average exchange rates for the year. Resulting translation adjustments are made directly to a separate component of shareholders' equity. Exchange gains and losses are not material.

Net Income (Loss) Per Common Share
In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

Stock Based Compensation
The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants. In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-based Compensation." Pro forma information regarding net income and earnings per share is required by SFAS 123 (See Note 10).

Impact of Recently Issued Accounting Standards
In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. This standard defines comprehensive income as the changes in equity of an entity except those resulting from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement. Management believes the adoption of SFAS No. 130 will not have a material effect on the Company's financial statements.

In June 1997, the FASB also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management believes that the adoption of SFAS No. 131 will not have a material effect on the Company's financial statements.

In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"),which will supersede SOP 91-1 for periods beginning after December 15, 1997. Management continues to assess the impact of this new SOP, as there is currently little practical guidance provided for its application, and believes that its adoption will not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies.


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

Investment securities - The fair values for marketable securities are based on quoted market price. (Note 3)

Accounts receivable and accounts payable - The carrying amounts reported in the consolidated balance sheet for accounts receivable and accounts payable approximate their fair value.

Note receivable from affiliate - The carrying amount reported in the consolidated balance sheet for the note receivable approximates its fair value.


3. MARKETABLE SECURITIES

The following is a summary of available-for-sale securities at January 31, 1997 and 1998:

                                               Gross           Estimated
                                            Unrealized           Fair
January 31, 1997             Cost              Gain              Value
Municipal securities      $4,662,000         $33,000          $4,695,000
Equity securities            250,000              --             250,000
                          ----------         -------          ----------
                          $4,912,000         $33,000          $4,945,000
                          ==========         =======          ==========


                                               Gross           Estimated
                                            Unrealized            Fair
January 31, 1998             Cost               Gain              Value
Municipal securities      $8,844,000         $75,000          $8,919,000
Equity securities            250,000           8,000             258,000
                          ----------         -------          ----------
                          $9,094,000         $83,000          $9,177,000
                          ==========         =======          ==========

The adjustment to unrealized holding gains on available-for-sale securities included as a separate component of shareholders' equity totaled $21,000 and $53,000, net of deferred taxes, as of January 31, 1997 and 1998, respectively.

As of January 31, 1997 and 1998, the Company had no marketable securities classified as held-to-maturity. The amortized cost and estimated fair market value of debt and equity securities at January 31, 1998 by contractual maturity, are shown below.

                                                         Estimated
                                                            Fair
                                        Cost               Value
Due in 1 year or less               $ 2,873,000         $ 2,898,000
Due after 1 year through 3 years      3,856,000           3,886,000
Due after 3 years                     2,115,000           2,135,000
                                    -----------         -----------
    Total debt securities             8,844,000           8,919,000
Equity securities                       250,000             258,000
                                    -----------         -----------
                                    $ 9,094,000         $ 9,177,000
                                    ===========         ===========

4.  NOTE RECEIVABLE FROM AFFILIATE

On April 18, 1995, the Company loaned $1.8 million to Daystar Digital, Inc. pursuant to a note receivable (the "Note"). Under the terms of the original agreement, the Note was payable one year from the date of the agreement, with interest payable monthly at a rate of prime plus 1/2 percent adjusted quarterly. The interest rate on the date of the agreement was 9 1/2%.
The Note was renewable at the end of one year and was renewed for an additional term ending April 18, 1997. Under the terms of the renewal, the Note bore interest payable monthly at a rate of prime plus 1 1/2 percent adjusted quarterly. The Note was guaranteed by Intelligent Systems Corporation and was secured by 240,163 shares of the Company's common stock
held by Intelligent Systems Corporation.   On July 31, 1997, the Note was
paid in full.


5.  ACQUISITION

On September 29, 1997, the Company acquired the Data Direct Explorer technology from Intersolv, Inc. The purchase price was $300,000 plus a maximum of an additional $300,000 in contingent consideration based upon the attainment of certain revenue levels derived from the sale of products which include the acquired technology. The additional contingent consideration, if any, will be recorded as goodwill when payable. The Company used the purchase method of accounting for the acquisition. The purchase price was allocated to certain intangible assets based upon their fair value. The Company intends to effect significant enhancements to the existing technology in order to achieve technological feasibility. Because management believes that in its current state, the technology has no alternative future use, a portion of the purchase price equal to $280,000 was allocated to acquired research and development costs and was expensed as a one-time charge in fiscal 1998.

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


7. INCOME TAXES

Current income tax expense consists of the following:

                                      Years ended January 31,
                              1996             1997           1998
Federal                    $ 197,000        $ 477,000      $ 525,000
State                         64,000           84,000         71,000
Foreign                     (149,000)         274,000         99,000
                           ---------        ---------      ---------
                           $ 112,000        $ 835,000      $ 695,000
                           =========        =========      =========

Research and development credits of approximately $60,000 and $5,000 were utilized in 1996 and 1997, respectively, to reduce federal income taxes.

Deferred income tax benefit results from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these temporary differences are as follows:

                                           Years ended January 31,
                                     1996           1997          1998

Adjustment for cash method
  for tax reporting               $(240,000)     $       --    $      --
Capitalized software
  development costs                (108,000)         32,000       42,000
Purchased software
  development costs                 (32,000)        (84,000)    (111,000)
Prepaid expenses                    131,000         (55,000)     (58,000)
Allowance for doubtful
  accounts, net                      31,000         (94,000)     (37,000)
Other                               (33,000)         35,000      (25,000)
                                  ---------      ----------    ---------
Total                             $(251,000)     $(166,000)    $(189,000)
                                  =========      =========     =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets as of January 31, 1997 and 1998, are as follows:

                                                     January 31,
                                                 1997            1998
Deferred tax liabilities:
  Capitalized software development costs       $480,000        $549,000
  Prepaid expenses                              265,000         255,000
  Purchased software development costs          198,000          87,000
  Other                                          12,000          58,000
                                               --------        --------
      Total deferred tax liabilities            955,000         949,000

Deferred tax assets:
  Allowance for doubtful accounts, net          202,000         238,000
  In-process research and development costs          --         100,000
  Accumulated depreciation                       70,000          79,000
  Other, net                                     18,000          26,000
                                               --------        --------
      Total deferred tax assets                 290,000         443,000
                                               --------        --------
      Net deferred tax liabilities             $665,000        $506,000
                                               ========        ========

Reconciliation's of the statutory U.S. federal income tax rate of 34% to the effective tax rates are as follows:

                                                             Years ended January 31,
                                                       1996           1997           1998
Statutory tax rate                                     34.0%          34.0%          34.0%
State income taxes, net of federal tax benefit          2.6            2.6            2.6
Research and development tax credits                    2.0           (0.2)            --
Foreign taxes paid                                      5.2           (7.6)          (7.4)
Acquired research and development costs               (40.2)            --             --
Tax-free investment income                              3.5           (4.0)          (6.6)
Other                                                  (2.5)          (1.2)          (2.2)
                                                      -----           ----           ----
Effective tax rate on income before taxes               4.6%          23.6%          20.4%
                                                      =====           ====           ====

The Company does not provide for U.S. income taxes on undistributed earnings considered permanently invested in its foreign subsidiary. The amount of undistributed earnings which would be subject to U.S. federal income tax if repatriated as of January 31, 1997 and 1998 was approximately $743,000 and $995,000, respectively.


8. LEASES

The Company leases office space and equipment. Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at January 31, 1998:

1999                                                    $   678,000
2000                                                        252,000
2001                                                         61,000
2002                                                         30,000
2003                                                         30,000
Thereafter                                                   38,000
                                                        -----------
Total minimum lease payments                            $ 1,089,000
                                                        ===========

Rental expense amounted to approximately $813,000, $955,000 and $996,000, for all operating leases for the years ended January 31, 1996, 1997 and 1998, respectively.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                       1996              1997           1998
Numerator:
  Net income (loss)                                $(2,897,000)       $2,165,000     $1,976,000

Denominator:
  Denominator for basic earnings per share-
    weighted average shares                          4,304,000         4,588,000      4,655,000

  Effect of dilutive securities:
    Employee stock options                                  --           204,000         51,000
                                                   -----------        ----------     ----------
  Denominator for diluted earnings per
    share - adjusted weighted average shares         4,304,000         4,792,000      4,706,000

Basic earnings (loss) per share                    $     (0.67)       $     0.47     $     0.42
                                                   ===========        ==========     ==========
Diluted earnings (loss) per share                  $     (0.67)       $     0.45     $     0.42
                                                   ===========        ==========     ==========

10. STOCK OPTION PLANS

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Under the Company's 1988 stock option plan (the "1988 Plan") the Company may grant options to directors and key personnel for the purchase of 400,000 shares of the Company's common stock at prices not less than the fair market value of the shares on the date of the grant. Options granted prior to fiscal 1992 may be exercised not earlier than twelve months nor later than five years from the date of the grant and vest 25% each year; options granted after fiscal 1992 have a term of seven years. Option prices have historically been based on fair market value of the shares at the date of grant. Since prior to the Company's public offering in October 1992 there was no quoted market price available at the time of grant, the best estimate of the fair market value of the common stock was determined by the Board of Directors, based upon the most recent sales of stock. On June 29, 1993, the shareholders approved an additional stock option plan (the "1993 Plan") under which the Company may grant options to officers and key personnel for the purchase of 1,100,000 shares of the Company's common stock at a price not less than the fair market value of the shares on the date of the grant. Under the 1993 Plan, options may be exercised not earlier than twelve months nor later than ten years from the date of grant. Options granted may be exercised no later than seven years from the date of grant. The vesting of options has varied; however, no options shall vest earlier than twelve months from the date of grant.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1996, 1997 and 1998, respectively: risk-free interest rate of 6%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .66 and .60; and a weighted average expected life of the option of 4.5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                              Fiscal 1996    Fiscal 1997   Fiscal 1998

Pro forma net income (loss)   $(2,983,000)    $1,619,000    $1,362,000
Pro forma earnings per share
  Basic                       $     (0.69)    $     0.35    $     0.29
  Diluted                     $     (0.69)    $     0.34    $     0.29


Because SFAS 123 is applicable only to options granted subsequent to January 31, 1995, its pro forma effect will not be fully reflected until fiscal 2003.

The weighted average fair value of options granted during 1996, 1997 and 1998 with option prices equal to the market price on the date of grant was $6.94, $10.87 and $5.41, respectively.

A summary of stock option activity under the above described plan is as follows:

                                                                          Weighted
                                     Shares          Price Range       Average Price
Balance at January 31, 1995          413,375      $ 0.67 to $10.75         $ 7.35
   Granted                           136,500      $10.50 to $13.38         $12.29
   Exercised                         (69,700)     $ 0.67 to $10.75         $ 4.56
   Canceled                          (88,375)     $ 7.50 to $13.38         $10.41
                                     -------
Balance at January 31, 1996          391,800      $ 0.67 to $23.33         $ 8.88
   Granted                           373,000      $11.25 to $23.75         $16.25
   Exercised                        (152,691)     $ 1.50 to $13.38         $ 7.60
   Canceled                         (128,500)     $ 7.50 to $18.25         $12.36
                                    --------
Balance at January 31, 1997          483,609      $ 1.60 to $23.75         $14.02
   Granted                           630,000      $ 6.81 to $11.44         $ 9.70
   Exercised                         (18,834)          $6.50               $ 6.50
   Canceled                         (490,000)     $ 8.25 to $23.38         $14.63
                                    --------
Balance at January 31, 1998          604,775      $ 1.60 to $23.75         $ 9.43
                                    ========

The following table summarizes information concerning currently outstanding and exercisable options:

              Options Outstanding                          Options Exercisable
                                    Weighted       Weighted                    Weighted
Range of                             Average        Average                     Average
Exercise            Number          Remaining       Exercise       Number      Exercise
 Price            Outstanding    Contractual Life     Price      Exercisable     Price
     $1.60           12,500            .50           $ 1.60        12,500       $ 1.60
$ 6.50 - $ 9.06     243,275           6.15           $ 6.91        51,525       $ 7.17
$10.50 - $13.38     345,000           5.67           $11.37        60,750       $12.13
$18.25 - $23.75       4,000           5.75           $23.75         4,000       $23.75
                    -------           ----           ------       -------       ------
                    604,775           5.82           $ 9.43       128,775       $ 9.48
                    =======           ====           ======       =======       ======

Exercisable options of 124,883, 77,026 and 128,775 at a weighted average exercise price of $6.56, $8.99 and $9.48 were outstanding at January 31, 1996, 1997 and 1998 respectively.

At January 31, 1998, the Company had 1,062,775 shares of common stock reserved for future issuance under the 1988 Plan, the 1993 Plan and the 1994 Plan.

11. GEOGRAPHIC INFORMATION

Summarized data for the Company's operations in different geographic areas are as follows:

                                                            Year ended January 31,
                                                 1996                1997                 1998
Sales to unaffiliated customers
  (including exports):
    United States                            $  6,911,619        $ 18,171,185        $  17,784,168
    Europe                                      4,943,446           6,506,911            6,920,604
                                             ------------        ------------        -------------
Total sales to unaffiliated customers        $  1,855,065        $ 24,678,096        $  24,704,772
                                             ============        ============        =============

Sales to affiliates:
    United States                            $  1,471,709        $  1,178,768        $   1,610,975
    Europe                                             --                  --                   --
    Eliminations                               (1,471,709)         (1,178,768)          (1,610,975)
                                             ------------        ------------        -------------
Total sales to affiliates                    $         --        $         --        $          --
                                             ============        ============        =============

Operating income (loss):
    United States                            $ (4,407,205)*      $  1,458,937        $   1,670,182
    Europe                                        776,750             880,746              252,195
                                             ------------        ------------        -------------
Total operating income (loss)                  (3,630,455)          2,339,683            1,922,377

Investment income, net                            594,804             494,041              559,735
                                             ------------        ------------        -------------

Income (loss) before income taxes            $ (3,035,651)       $  2,833,724        $   2,482,112
                                             ============        ============        =============

Identifiable assets:
    United States                            $ 15,536,024        $ 20,416,522        $  21,728,242
    Europe                                      1,219,407             707,862            1,063,517
    Eliminations                                 (264,150)            (87,986)             (56,836)
                                             ------------        ------------        -------------
Total identifiable assets                      16,491,281          21,036,398           22,734,923
Corporate assets                                5,632,580           4,258,458            5,595,113
                                             ------------        ------------        -------------
Total assets                                 $ 22,123,861        $ 25,294,856        $  28,330,036
                                             ============        ============        =============

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

Export sales from the United States operations were $1,940,000, $2,847,000 and $1,108,000 for fiscal 1996, 1997 and 1998, respectively.


12. CONTINGENCIES

A complaint was served on the Company and Charles R. Chitty, President and Chief Executive Officer, and David A. Cormack, Senior Vice President on October 23, 1997. The action was filed in the United States District Court for the Northern District of Georgia, Atlanta Division by Harvey Altman, individually, and on behalf of purchasers of the Company's Common
Stock between May 8, 1996 and February 3, 1997 ("Class Period"). The market price of the Company's common stock ranged from a low of $13 1/4 to a high of $28 1/4 during the Class Period. The market price of the common stock on February 4, 1997, the first day of trading after the Company's announcement of its fourth quarter earnings, was between $15 3/4 and $16 1/2.The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising from the alleged failure of the Company to disclose the risks and liabilities assumed by the Company in connection with the transition of its sales force from an inside telesales model to an outside field-based model. The Plaintiff seeks to recover damages individually and on behalf of all other purchasers of the Company's common stock during the Class Period. The Company intends to defend this action vigorously and believes that the suit is without merit.


13. EMPLOYEE BENEFIT PLANS

Effective February 1, 1992, the Company adopted the IQ Software Corporation 401(k) Plan (the "Plan"), a defined contribution benefit plan which qualifies under Section 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the Plan. Participants may contribute up to 15% of their base salary to the Plan. Effective August 1, 1996 the Company made contributions to the Plan based on employee contributions. The Company's contributions to the Plan were $13,066 and $32,237 in fiscal 1997 and 1998, respectively.

                     REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
IQ Software Corporation

We have audited the accompanying consolidated balance sheets of IQ Software Corporation and subsidiaries as of January 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IQ Software Corporation and subsidiaries at January 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                   ERNST & YOUNG LLP

Atlanta, Georgia
February 20, 1998

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     IQ SOFTWARE CORPORATION


                  /s/ CHARLES R. CHITTY

                     Charles R. Chitty
      Chairman, President and Chief Executive Officer
      Dated: April 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature


   /s/ CHARLES R. CHITTY                             J. LELAND STRANGE *
     Charles R. Chitty                                J. Leland Strange
Chairman, President and Chief              Director
Executive Officer                          Date:  April 28, 1998
(Principal Executive Officer)
Date:  April 28, 1998


     /s/ J. KENT ELMER                                 UGO F. IPPOLITO *
       J. Kent Elmer                                    Ugo F. Ippolito
Vice President Finance                     Director
(Principal Accounting Officer)             Date:  April 28, 1998
Date:  April 28, 1998


    J. WILLIAM GOODHEW, III *                         SAID MOHAMMADIOUN
    J. William Goodhew, III                           Said Mohammadioun
Director                                   Director
Date:  April 28, 1998                      Date:  April 28, 1998

                                           * By Power of Attorney

       RICHARD L. JACKSON *                            /s/ J. KENT ELMER
       Richard L. Jackson                                J. Kent Elmer
Director                                   Attorney in fact
Date:  April 28, 1998                      Date:  April 28, 1998

                IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                      INDEX TO FINANCIAL STATEMENT
                         SCHEDULES AND EXHIBITS


                                                                  Page

Financial Statement Schedules:

     II.  Valuation and Qualifying Accounts                        37


Exhibits:
     23.4 Consent of Independent Auditors                          38

     24.4 Powers of Attorney                                       38-41

                                                                                                                 Item 14(a)

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

Year Ended January 31, 1996
    Deducted from asset
        accounts:
    Allowance for
        doubtful accounts            $  432,000        $ 862,000         $ 837,000        $ 457,000
                                     ----------        ---------         ---------        ---------

Year Ended January 31, 1997
    Deducted from asset
        accounts:
    Allowance for
        doubtful accounts            $  457,000        $ 849,000         $ 652,000        $ 654,000
                                     ----------        ---------         ---------        ---------

Year Ended January 31, 1998
    Deducted from asset
        accounts:
    Allowance for
        doubtful accounts            $  654,000        $ 824,000         $ 649,000        $ 829,000
                                     ----------        ---------         ---------        ---------

(*) Uncollectible accounts written off, net of recoveries.

                                                             Exhibit 23.4

                     Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-55502) pertaining to the IQ Software Corporation Stock Option Plan, the Registration Statement (Form S-8 No. 33-86630) pertaining to the IQ Software Corporation 1993 Employee Stock Option Plan, and the Registration Statement (Form S-8 No. 33-86622) pertaining to the IQ Software Corporation Non-Employee Stock Option Plan of our report dated February 20, 1998, with respect to the consolidated financial statements and schedule of IQ Software Corporation included in the Annual Report (Form 10-K) for the year ended January 31, 1998.



                                        ERNST & YOUNG LLP



Atlanta, Georgia
April 23, 1998

                                                   Exhibit 24.4

                    IQ SOFTWARE CORPORATION

                       POWER OF ATTORNEY

The undersigned director and/or officer of IQ SOFTWARE
CORPORATION, a Georgia corporation, does hereby make, constitute and appoint Charles R. Chitty, J. Kent Elmer and Ugo F. Ippolito, and each of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as such director and/or officer of said
Corporation to the annual report for the Corporation's fiscal year ending January 31, 1998, on Form 10-K, and all amendments thereto, to be filed by said Corporation with the Securities and Exchange Commission, Washington, D.C. pursuant to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and to file the same, with all exhibits thereto and other supporting documents, with said Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.

IN WITNESS WHEREOF, the undersigned has hereunto set the undersigned's hand this 25th day of April, 1997.



                                 /s/ RICHARD L. JACKSON
                                 Name: Richard L. Jackson



                    IQ SOFTWARE CORPORATION

                       POWER OF ATTORNEY

The undersigned director and/or officer of IQ SOFTWARE
CORPORATION, a Georgia corporation, does hereby make, constitute and appoint Charles R. Chitty, J. Kent Elmer and Ugo F. Ippolito, and each of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as such director and/or officer of said
Corporation to the annual report for the Corporation's fiscal year ending January 31, 1998, on Form 10-K, and all amendments thereto, to be filed by said Corporation with the Securities and Exchange Commission, Washington, D.C. pursuant to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and to file the same, with all exhibits thereto and other supporting documents, with said Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.

IN WITNESS WHEREOF, the undersigned has hereunto set the undersigned's hand this 25th day of April, 1997.



                                 /s/ J. WILLIAM GOODHEW, III
                                 Name: J. William Goodhew, III



                    IQ SOFTWARE CORPORATION

                       POWER OF ATTORNEY

The undersigned director and/or officer of IQ SOFTWARE
CORPORATION, a Georgia corporation, does hereby make, constitute and appoint Charles R. Chitty, J. Kent Elmer and Ugo F. Ippolito, and each of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as such director and/or officer of said
Corporation to the annual report for the Corporation's fiscal year ending January 31, 1998, on Form 10-K, and all amendments thereto, to be filed by said Corporation with the Securities and Exchange Commission, Washington, D.C. pursuant to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and to file the same, with all exhibits thereto and other supporting documents, with said Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.

IN WITNESS WHEREOF, the undersigned has hereunto set the undersigned's hand this 25th day of April, 1997.



                                 /s/ J. LELAND STRANGE
                                 Name: J. Leland Strange



                    IQ SOFTWARE CORPORATION

                       POWER OF ATTORNEY

The undersigned director and/or officer of IQ SOFTWARE
CORPORATION, a Georgia corporation, does hereby make, constitute and appoint Charles R. Chitty, J. Kent Elmer and Ugo F. Ippolito, and each of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as such director and/or officer of said
Corporation to the annual report for the Corporation's fiscal year ending January 31, 1998, on Form 10-K, and all amendments thereto, to be filed by said Corporation with the Securities and Exchange Commission, Washington, D.C. pursuant to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and to file the same, with all exhibits thereto and other supporting documents, with said Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.

IN WITNESS WHEREOF, the undersigned has hereunto set the undersigned's hand this 25th day of April, 1997.



                                 /s/ UGO F. IPPOLITO
                                 Name: Ugo F. Ippolito



                    IQ SOFTWARE CORPORATION

                       POWER OF ATTORNEY

The undersigned director and/or officer of IQ SOFTWARE
CORPORATION, a Georgia corporation, does hereby make, constitute and appoint Charles R. Chitty, J. Kent Elmer and Ugo F. Ippolito, and each of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as such director and/or officer of said
Corporation to the annual report for the Corporation's fiscal year ending January 31, 1998, on Form 10-K, and all amendments thereto, to be filed by said Corporation with the Securities and Exchange Commission, Washington, D.C. pursuant to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and to file the same, with all exhibits thereto and other supporting documents, with said Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.

IN WITNESS WHEREOF, the undersigned has hereunto set the undersigned's hand this 25th day of April, 1997.



                                 /s/ CHARLES R. CHITTY
                                 Name: Charles R. Chitty