Form 10-K/A
period 1998-01-31
IQ SOFTWARE CORP
filed 1998-05-05
CIK 886167

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - Amendment No. 1

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

ITEM 3 - LEGAL PROCEEDINGS

A complaint was served on the Company and Charles R. Chitty, President and Chief Executive Officer, and David A. Cormack, Senior Vice President on October 23, 1997. The action was filed in the United States District Court for the Northern District of Georgia, Atlanta Division by Harvey Altman, individually, and on behalf of purchasers of the Company's Common Stock between May 8, 1996 and February 3, 1997 ("Class Period"). The market price of the Company's common stock ranged from a low of $13 1/4 to a high of $28 1/4 during the Class Period. The market price of the common stock on February 5, 1997, the first day of trading after the Company's announcement of its fourth quarter preliminary results was between $12 1/2 and $13 3/4. The Plaintiff seeks to recover damages individually and on behalf of all other purchasers of the Company's common stock during the Class Period. The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising from the alleged failure of the Company to disclose the risks and liabilities assumed by the Company in connection with the transition of its sales force from an inside telesales model to an outside field-based model. The Company intends to defend this action vigorously and believes that the suit is without merit.

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


12. CONTINGENCIES

A complaint was served on the Company and Charles R. Chitty, President and Chief Executive Officer, and David A. Cormack, Senior Vice President on
October 23, 1997. The action was filed in the United States District Court for the Northern District of Georgia, Atlanta Division by Harvey Altman, individually, and on behalf of purchasers of the Company's Common
Stock between May 8, 1996 and February 3, 1997 ("Class Period"). The market price of the Company's common stock ranged from a low of $13 1/4 to a high of $28 1/4 during the Class Period. The market price of the common stock on February 5, 1997, the first day of trading after the Company's announcement of its fourth quarter preliminary results was between $12 1/2 and $13 3/4.The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising from the alleged failure of the Company to disclose the risks and liabilities assumed by the Company in connection with the transition of its sales force from an inside telesales model to an outside field-based model. The Plaintiff seeks to recover damages individually and on behalf of all other purchasers of the Company's common stock during the Class Period. The Company intends to defend this action vigorously and believes that the suit is without merit.


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


          Signature


   /s/ CHARLES R. CHITTY                             J. LELAND STRANGE *
     Charles R. Chitty                                J. Leland Strange
Chairman, President and Chief              Director
Executive Officer                          Date: May 5, 1998
(Principal Executive Officer)
Date: May 5, 1998


     /s/ J. KENT ELMER                                 UGO F. IPPOLITO *
       J. Kent Elmer                                    Ugo F. Ippolito
Vice President Finance                     Director
(Principal Accounting Officer)             Date: May 5, 1998
Date: May 5, 1998


    J. WILLIAM GOODHEW, III *                         SAID MOHAMMADIOUN
    J. William Goodhew, III                           Said Mohammadioun
Director                                   Director
Date: May 5, 1998                      Date: May 5, 1998

                                           * By Power of Attorney

       RICHARD L. JACKSON *                            /s/ J. KENT ELMER
       Richard L. Jackson                                J. Kent Elmer
Director                                   Attorney in fact
Date: May 5, 1998                      Date: May 5, 1998

                IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                      INDEX TO FINANCIAL STATEMENT
                         SCHEDULES AND EXHIBITS


                                                                  Page

Financial Statement Schedules:

     *II.  Valuation and Qualifying Accounts                        37


Exhibits:
     *23.4 Consent of Independent Auditors                          38

     *24.4 Powers of Attorney                                       38-41

*Previously filed