Form 10-Q
period 1998-04-30
IQ SOFTWARE CORP
filed 1998-06-15
CIK 886167

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                Form 10-Q

              Quarterly Report Under Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


For Quarter Ended             April 30, 1998

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


Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                         Number of Shares
                                                Outstanding at June 5, 1998
       Common                                           4,674,216

                        IQ SOFTWARE CORPORATION
                                Form 10-Q
                      Quarter Ended April 30, 1998
                            Table of Contents

                                                                Page
                                                                Number
          Part I.  Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          April 30, 1998 (unaudited) and January 31, 1998        3

          Condensed Consolidated Statements of Income
          (unaudited) - Three months ended April 30, 1998
          and 1997                                               4

          Condensed Consolidated Statements of Cash Flows
          (unaudited) - Three months ended April 30, 1998
          and 1997                                               5

          Notes to Condensed Consolidated Financial Statements   6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    8



          Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                       11

          Signatures                                             11

Item 1.   Financial Statements

                                         IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             April 30, 1998       January 31, 1998
                                                                              (unaudited)
                                    ASSETS

Current Assets:
     Cash and cash equivalents                                                 $ 7,312,824          $ 5,595,113
     Marketable securities                                                       9,295,232            9,176,780
     Accounts receivable:
          Billed                                                                 5,694,360            6,079,074
          Non-billed                                                             2,562,076            2,526,542
                                                                               -----------          -----------
                                                                                 8,256,436            8,605,616
     Allowance for doubtful accounts                                              (846,890)            (829,312)
                                                                               -----------          -----------
                                                                                 7,409,546            7,776,304
     Prepaid expenses and other current assets                                     871,926              909,988
                                                                               -----------          -----------
Total current assets                                                            24,889,528           23,458,185

Property and equipment:
      Furniture and fixtures                                                     1,102,868            1,095,854
      Equipment                                                                  5,125,479            5,106,613
                                                                               -----------          -----------
                                                                                 6,228,347            6,202,467
Allowance for depreciation                                                      (5,121,229)          (4,925,784)
                                                                               -----------          -----------
                                                                                 1,107,118            1,276,683
Capitalized software development costs, net of accumulated amortization of
      $1,392,000 at April 30, 1998 and  $1,142,000 at January 31, 1998           1,663,274            1,729,281

Purchased software, net of accumulated amortization of $298,000 at
      April 30, 1998 and $262,000 at January 31, 1998                              202,001              237,650
Goodwill, net of accumulated amortization of $333,000 at April 30, 1998
     and $320,000 at January 31, 1998                                            1,400,682            1,445,566
Other assets                                                                       186,965              182,671
                                                                               -----------          -----------
     Total assets                                                              $29,449,568          $28,330,036
                                                                               ===========          ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                          $   813,198          $   572,027
     Accrued expenses                                                              855,745              943,767
     Unearned revenue                                                            1,965,423            1,786,575
     Income taxes payable                                                          460,549              465,076
     Current portion of deferred income taxes                                       13,000               22,000
                                                                               -----------          -----------
Total current liabilities                                                        4,107,915            3,789,445

Deferred income taxes, less current portion                                        469,000              484,000

Shareholders' equity:
Preferred stock, $.01 par value:
      Authorized shares - 5,000,000-Issued and outstanding shares - none                --                   --
Common stock, $.00033 par value:

     Authorized shares - 30,000,000
     Issued and outstanding shares - 4,674,216 at April 30, 1998
        and 4,666,466 at January 31, 1998                                            1,542                1,540
Additional paid-in capital                                                      13,105,076           13,071,891
Retained earnings                                                               11,680,139           10,968,071
Accumulated other comprehensive income                                              85,896               15,089
                                                                               -----------          -----------
     Total shareholders' equity                                                 24,872,653           24,056,591
                                                                               -----------          -----------
     Total liabilities and shareholders' equity                                $29,449,568          $28,330,036
                                                                               ===========          ===========

See Notes to Condensed Consolidated Financial Statements

                                         IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        (unaudited)




                                                                                      Three Months Ended
                                                                                           April 30,
                                                                                   1998                1997
Revenues:
    License fees                                                                $3,654,599          $3,802,706
    Service fees                                                                 2,613,944           2,178,705
                                                                                ----------          ----------
                                                                                 6,268,543           5,981,411

Operating expenses:
    Cost of license fees                                                           391,470             268,210
    Cost of service fees                                                         1,014,677             782,375
    Development                                                                    648,334             517,882
    Selling                                                                      2,311,259           3,064,474
    General and administrative                                                   1,086,724           1,025,075
                                                                                ----------          ----------
       Total operating expenses                                                  5,452,464           5,658,016
                                                                                ----------          ----------

Operating income                                                                   816,079             323,395

Investment income, net                                                             175,989             124,721
                                                                                ----------          ----------

Income before income taxes                                                         992,068             448,116
Income tax                                                                         280,000              45,000
                                                                                ----------          ----------
Net income                                                                      $  712,068          $  403,116
                                                                                ==========          ==========

Net income per common share - Basic                                             $     0.15          $     0.09
                                                                                ==========          ==========

Weighted average number of common shares - Basic                                 4,669,000           4,648,000
                                                                                ==========          ==========

Net income per common share - Diluted                                           $     0.15          $     0.09
                                                                                ==========          ==========

Weighted average number of common shares - Diluted                               4,732,000           4,700,000
                                                                                ==========          ==========

See Notes to Condensed Consolidated Financial Statements

                                         IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)

                                                                                      Three Months Ended
                                                                                           April 30,
                                                                                    1998               1997
Operating activities:
Net income                                                                      $   712,068         $  403,116
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                                     598,336            473,630
  Deferred income taxes                                                             (78,000)           (21,000)
  Loss (gain) on disposal of equipment                                               (9,949)               693
  Changes in operating assets and liabilities:
    Accounts receivable                                                             412,718            122,886
    Prepaid expenses and other current assets                                        35,344             36,518
    Accounts payable                                                                243,012            171,249
    Accrued expenses                                                               (109,311)          (297,659)
    Unearned revenue                                                                190,633            135,768
    Income taxes payable                                                             47,434            200,398
                                                                                -----------         ----------
Net cash provided by operating activities                                         2,042,285          1,225,599


Investing activities:
Purchase of property and equipment                                                  (35,364)          (180,701)
Additions of capitalized software development costs                                (236,917)          (226,666)
Purchase of marketable securities, net                                             (134,830)           (94,784)
Payments in connection with the acquisition of Skribe Software, Inc.                     --           (113,868)
Other investing activities                                                            2,628                 --
                                                                                -----------         ----------
Net cash used in investing activities                                              (404,483)          (616,019)


Financing activities:
Proceeds from issuance of common stock                                               33,187                 --
                                                                                -----------         ----------
Net cash provided by financing activities                                            33,187                 --
Effect of exchange rate changes on cash                                              46,722             34,862
                                                                                -----------         ----------
Net increase in cash and cash equivalents                                         1,717,711            644,442
Cash and cash equivalents at beginning of period                                  5,595,113          4,258,458
                                                                                -----------         ----------
Cash and cash equivalents at end of period                                      $ 7,312,824         $4,902,900
                                                                                ===========         ==========


Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                        $        --         $      530
                                                                                ===========         ==========
Cash paid during the period for income taxes                                    $   301,500         $   33,950
                                                                                ===========         ==========

See Notes to Condensed Consolidated Financial Statements

                IQ SOFTWARE CORPORATION AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
                             April 30, 1998
                               (unaudited)


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

2.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement No. 128"). Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements. The diluted weighted average common shares were calculated by adding common share equivalents of 63,000 and 52,000 to the basic weighted average common shares for the three months ended April 30, 1998 and 1997, respectively.

3.   Comprehensive Income

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 130 on February 1, 1998 and has not presented a statement of comprehensive income because the effect of the components of comprehensive income is not material to its consolidated financial statements. Accumulated other comprehensive income for the quarter ended April 30, 1998 was $85,896 and consisted of net unrealized gain on marketable securities available for sale and foreign currency translation adjustments.

4.   Revenue Recognition

     In January 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"), as amended, which supersedes

SOP 91-1. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements. SOP 97-2 addresses revenue recognition from a conceptual level and does not specifically provide implementation guidance. The Company, based on its reading and interpretation of SOP 97-2, has not materially altered its accounting for license and services agreements in the current period. Revenue recognition under SOP 97-2 may, in the future, result in a deferral of license fee revenue compared to revenue recognition under SOP 91-1 for some agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company's working capital increased $1,113,000 to $20,782,000 as of April 30, 1998 from $19,669,000 as of January 31, 1998. This increase was due primarily to increases in working capital provided from operations partially offset by additions to capitalized software development cost of $237,000.

      The Company believes that the current cash, cash equivalents and cash flow from operations will be sufficient to provide the liquidity and capital resources to meet its lease obligations and to finance operating needs, research and development activities and planned growth for at least the next twelve months.

Results of Operations

Revenues

      Revenues were $6,269,000 for the quarter ended April 30, 1998 and $5,981,000 for the quarter ended April 30, 1997, an increase of $288,000 or 5%. License fees were $3,655,000 for the quarter ended April 30, 1998 and $3,803,000 for the quarter ended April 30, 1997, a decrease of $148,000 or 4%.

     Service fees were $2,614,000 for the quarter ended April 30, 1998 compared to $2,179,000 for the quarter ended April 30, 1997, an increase of $435,000 or 20%. Service fees increased principally as a result of increases in training and consulting revenues.

Cost of License Fees

     Cost of license fees includes the amortization of capitalized software development costs, royalties related to licensed products and the costs of magnetic media, packaging and documentation. Cost of license fees was $391,000 or 6% of revenues for the quarter ended April 30, 1998. For the comparable quarter of the prior year, cost of license fees was $268,000 or 4% of revenues. The increase in cost of license fees in dollars and as a percentage of revenue for the quarter ended April 30, 1998 is due primarily to increases in amortization of capitalized software development costs. Amortization of capitalized software development costs was $286,000 and $195,000 for the quarters ended April 30, 1998 and 1997, respectively.

Cost of Service Fees

     Cost of service fees consists of the costs associated with supplying customers with technical assistance and training and consulting services. Cost of service fees was $1,015,000 or 16% of revenues for the quarter ended April 30, 1998. Cost of service fees was $782,000 or 13% of revenues for the quarter ended April 30, 1997. The increase in cost of service fees in dollars is due principally to increases in the Company's training and consulting staff. The Company expects costs of service fees to continue to increase in dollars as the Company's customer base expands.

Development Expenses

     Development expenses were $648,000 or 10% of revenues for the quarter ended April 30, 1998 and $518,000 or 9% of revenues for the quarter ended April 30, 1997. The increase in development expenses in dollars and as a percentage of revenue is due principally to an increase in the number of current development projects which have not yet reached technological feasibility and an increase in the costs associated with translating the Company's products into foreign languages. The Company capitalized $184,000 and $227,000 of development expenditures for the quarters ended April 30, 1998 and 1997, respectively.

Selling Expenses

     Selling expenses were $2,311,000 for the quarter ended April 30, 1998 and $3,064,000 for the quarter ended April 30, 1997, a decrease of 25%. Selling expenses as a percentage of revenues were 37% for the quarter ended April 30, 1998 and 51% for the quarter ended April 30, 1997. The decrease in selling expenses in dollars and as a percentage of revenues is due principally to a reduction in the number of sales and marketing personnel related to a change in the sales organization of the Company in fiscal 1998.

General and Administrative Expenses

     General and administrative expenses were $1,087,000 for the quarter ended April 30, 1998 and $1,025,000 for the quarter ended April 30, 1997, an increase of 6%. General and administrative expenses were 17% of revenues for the quarter ended April 30, 1998 and 17% for the quarter ended April 30, 1997.

Income Taxes

     The Company's effective tax rates on pretax income were 28% and 10% for the quarters ended April 30, 1998 and 1997, respectively. Income tax expense was $280,000 and $45,000 for the quarters ended April 30, 1998 and 1997, respectively. The increase in income tax expense and the effective tax rate for the quarter ended April 30, 1998 was due primarily to increased income from operations. The increase in the effective tax rate for the quarter ended April 30, 1998 was due primarily to a reduction in the percentage effect of tax-free investment income because of the increase in income from operations.

     The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently reinvested. The amount of undistributed earnings which would be subject to U.S. federal income tax if repatriated as of April 30, 1998 was approximately $1,108,000. The tax liability on these earnings, if repatriated, would not be material.

                       PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

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

Date:   June 15, 1998


                                    By: /s/ Charles R. Chitty
                                        Charles R. Chitty
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                    By: /s/ J. Kent Elmer
                                        J. Kent Elmer
                                        Vice President Finance
                                        (Principal Accounting Officer)