Form 10-Q
period 1998-07-31
IQ SOFTWARE CORP
filed 1998-09-09
CIK 886167

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                Form 10-Q

              Quarterly Report Under Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


For Quarter Ended              July 31, 1998



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

                Class                          Number of Shares
               Common                   Outstanding at August 24, 1998
                                                  4,682,466

                        IQ SOFTWARE CORPORATION
                                Form 10-Q
                       Quarter Ended July 31, 1998

                            Table of Contents

                                                                Page
                                                               Number

          Part I.  Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          July 31, 1998 (unaudited) and January 31, 1998         3

          Condensed Consolidated Statements of Income
          (unaudited) -  Three months and six months
          ended July 31, 1998 and 1997                           4

          Condensed Consolidated Statements of Cash Flows
          (unaudited) -  Six months ended July 31, 1998
          and 1997                                               5

          Notes to Condensed Consolidated Financial Statements   6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          8



          Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                      11

          Signatures                                            11

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                   IQ SOFTWARE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      July 31, 1998       January 31, 1998
                                                                                       (unaudited)


                                  ASSETS


Current Assets:
     Cash and cash equivalents                                                         $ 7,862,374          $ 5,595,113
     Marketable securities                                                               9,496,723            9,176,780
     Accounts receivable:
          Billed                                                                         6,812,382            6,079,074
          Non-billed                                                                     1,825,339            2,526,542
                                                                                       -----------          -----------
                                                                                         8,637,721            8,605,616
          Allowance for doubtful accounts                                                 (876,566)            (829,312)
                                                                                       -----------          -----------
                                                                                         7,761,155            7,776,304
     Prepaid expenses and other current assets                                             955,397              909,988
                                                                                       -----------          -----------
Total current assets                                                                    26,075,649           23,458,185

Property and equipment:
     Furniture and fixtures                                                              1,115,689            1,095,854
     Equipment                                                                           5,200,190            5,106,613
                                                                                       -----------          -----------
                                                                                         6,315,879            6,202,467
Allowance for depreciation                                                              (5,331,048)          (4,925,784)
                                                                                       -----------          -----------
                                                                                           984,831            1,276,683
Capitalized software development costs, net of accumulated amortization of
      $1,623,000 at July 31, 1998 and  $1,142,000 at January 31, 1998                    1,422,387            1,729,281
Purchased software, net of accumulated amortization of $334,000 at
      July 31, 1998 and $262,000 at January 31, 1998                                       166,352              237,650
Goodwill, net of accumulated amortization of $416,000 at July 31, 1998
      and $320,000 at January 31, 1998                                                   1,352,093            1,445,566
Other assets                                                                               176,703              182,671
                                                                                       -----------          -----------
     Total assets                                                                      $30,178,015          $28,330,036
                                                                                       ===========          ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                  $   652,562          $   572,027
     Accrued expenses                                                                      797,749              943,767
     Unearned revenue                                                                    2,078 756            1,786 575
     Income taxes payable                                                                  562,703              465,076
     Current portion of deferred income taxes                                                   --               22,000
                                                                                       -----------          -----------
Total current liabilities                                                                4,091,770            3,789,445
Deferred income taxes, less current portion                                                514,000              484,000

Shareholders' equity:
Preferred stock, $.01 par value:
     Authorized shares - 5,000,000 - Issued and outstanding shares - none                       --                   --
Common stock, $.00033 par value:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 4,682,466 at July 31, 1998
        and 4,666,466 at January 31,1998                                                     1,545                1,540
Additional paid-in capital                                                              13,125,230           13,071,891
Retained earnings                                                                       12,446,976           10,968,071
Accumulated other comprehensive income (loss)                                               (1,506)             (15,089)
                                                                                       -----------          -----------
     Total shareholders' equity                                                         25,572,245           24,056,591
                                                                                       -----------          -----------
     Total liabilities and shareholders' equity                                        $30,178,015          $28,330,036
                                                                                       ===========          ===========

            See Notes to Condensed Consolidated Financial Statements

                IQ SOFTWARE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)


                                                    Three Months Ended                Six Months Ended
                                                          July 31,                         July 31,
                                                   1998           1997               1998            1997
Revenue:
    License fees                                $3,769,822     $3,770,242        $ 7,424,421     $ 7,572,948
    Service fees                                 2,954,931      2,333,126          5,568,875       4,511,831
                                                ----------     ----------        -----------     -----------
                                                 6,724,753      6,103,368         12,993,296      12,084,779

Operating expenses:
    Cost of license fees                           404,042        396,446            795,512         664,657
    Cost of service fees                           986,515        816,640          2,001,192       1,599,015
    Development                                    653,729        587,176          1,302,063       1,105,058
    Selling                                      2,576,378      2,787,627          4,887,637       5,852,101
    General and administrative                   1,220,725      1,087,183          2,307,449       2,112,258
                                                ----------     ----------        -----------     -----------
           Total operating expenses              5,841,389      5,675,072         11,293,853      11,333,089
                                                ----------     ----------        -----------     -----------

Operating income                                   883,364        428,296          1,699,443         751,690

Investment income, net                             197,472        167,635            373,461         292,356
                                                ----------     ----------        -----------     -----------

Income before income taxes                       1,080,836        595,931          2,072,904       1,044,046
Income taxes                                       314,000        100,000            594,000         145,000
                                                ----------     ----------        -----------     -----------
Net income                                      $  766,836     $  495,931        $ 1,478,904     $   899,046
                                                ==========     ==========        ===========     ===========

Net income per common share:
    Basic                                       $     0.16     $     0.11        $      0.32     $      0.19
                                                ==========     ==========        ===========     ===========
    Diluted                                     $     0.16     $     0.11        $      0.31     $      0.19
                                                ==========     ==========        ===========     ===========

Weighted average number of common and
  common equivalent shares outstanding:
    Basic                                        4,677,000      4,648,000          4,673,000       4,648,000
    Diluted                                      4,827,000      4,677,000          4,780,000       4,689,000

              See Notes to Condensed Consolidated Financial Statements

                IQ SOFTWARE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                                                                        Six  Months Ended
                                                                                             July 31,
                                                                                      1998            1997
Operating activities:
Net income                                                                        $1,478,904       $  899,046
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                                    1,163,944        1,004,444
  Deferred income taxes                                                              (94,000)         (22,000)
  Gain on disposal of equipment                                                      (11,051)          (1,636)
  Changes in operating assets and liabilities:
    Accounts receivable                                                               (5,232)        (401,857)

    Prepaid expenses and other current assets                                          2,108         (131,465)
    Accounts payable                                                                  96,268           74,574
    Accrued expenses                                                                (158,622)          20,374
    Unearned revenue                                                                 318,023          181,814
    Income taxes payable                                                             153,446          229,638
                                                                                  ----------       ----------
Net cash provided by operating activities                                          2,943,788        1,852,932

Investing activities:
Purchase of property and equipment                                                  (120,176)        (295,627)
Additions of capitalized software development costs                                 (269,200)        (453,552)
Payment under note receivable (Note 2)                                                    --        1,800,000
Purchase of marketable securities, net                                              (338,553)        (505,707)
Payments in connection with the acquisition of Skribe Software, Inc.                      --         (199,544)
Other investing activities                                                             5,968               --
                                                                                  ----------       ----------
Net cash provided (used) in investing activities                                    (721,961)         345,570

Financing activities:
Proceeds from issuance of common stock                                                53,344               --
                                                                                  ----------       ----------
Net cash provided by financing activities                                             53,344               --
Effect of exchange rate changes on cash                                               (7,910)          21,973
                                                                                  ----------       ----------
Net increase in cash and cash equivalents                                          2,267,261        2,220,475
Cash and cash equivalents at beginning of period                                   5,595,113        4,258,458
                                                                                  ----------       ----------
Cash and cash equivalents at end of period                                        $7,862,374       $6,478,933
                                                                                  ==========       ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                          $       --       $      530
                                                                                  ==========       ==========
Cash paid during the period for income taxes                                      $  524,250       $  122,450
                                                                                  ==========       ==========

     See Notes to Condensed Consolidated Financial Statements

                IQ SOFTWARE CORPORATION AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
                              July 31, 1998
                               (unaudited)


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


2.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement No. 128"). Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements. The diluted weighted average common shares were calculated by adding common share equivalents of 150,000 and 29,000 to the basic weighted average common shares for the three months ended July 31, 1998 and 1997, respectively. For the six months ended July 31, 1998 and 1997, common share equivalents were 107,000 and 41,000, respectively.

3.   Comprehensive Income

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 130 on February 1, 1998 and has not presented a statement of comprehensive income because the effect of the components of comprehensive income is not material to its consolidated financial statements. Accumulated other comprehensive loss for the six months ended July 31, 1998 was ($1,506) and consisted of net unrealized gain on marketable securities available for sale of $34,058, and a loss on foreign currency translation adjustments of ($35,564). Accumulated other comprehensive loss for the quarter ended July 31, 1998 was ($87,402) and consisted of net unrealized loss on marketable securities available for sale of ($2,232), and a loss on foreign currency translation adjustments of ($85,170).


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company's working capital increased $2,315,000 to $21,984,000 as of July 31, 1998 from $19,669,000 as of January 31, 1998. This increase was due primarily to increases in working capital provided from operations partially offset by additions to capitalized software development cost of $269,000 and property and equipment additions of $120,000.

     The Company believes that the current cash, cash equivalents and cash flow from operations will be sufficient to provide the liquidity and capital resources to meet its lease obligations and to finance operating needs, research and development activities and planned growth for at least the next twelve months.

Results of Operations

  Revenues

      Revenues were $12,993,000 for the six months ended July 31, 1998 and $12,085,000 for the six months ended July 31, 1997, an increase of $908,000 or 8%. Revenues were $6,725,000 for the quarter ended July 31, 1998 and $6,103,000 for the quarter ended July 31, 1997, an increase of $622,000 or 10%.

      License fees were $7,424,000 for the six months ended July 31, 1998 compared to $7,573,000 for the six months ended July 31, 1997, a decrease of $149,000 or 2%. License fees were $3,770,000 for the quarter ended July 31, 1998 and $3,770,000 for the quarter ended July 31, 1997. License fees for the six months ended July 31, 1998 decreased primarily as a result of the continued declining sales of the Company's older generation products.

      Service fees were $5,569,000 for the six months ended July 31, 1998 compared to $4,512,000 for the six months ended July 31, 1997, an increase of $1,057,000 or 23%. Service fees were $2,955,000 for the quarter ended July 31, 1998 compared to $2,333,000 for the quarter ended July 31, 1997, an increase of $622,000 or 27%. Service fees increased principally as a result of the increase in the installed base of the Company's software products and increases in training and consulting revenues.

Cost of License Fees

     Cost of license fees includes the amortization of capitalized software development costs, royalties related to licensed products and the costs of magnetic media, packaging and documentation. Cost of license fees was $796,000 or 6% of revenues and $665,000 or 6% of revenues for the six months ended July 31, 1998 and 1997, respectively. Cost of license fees was $404,000 or 6% of revenues for the quarter ended July 31, 1998. For the comparable quarter of the prior year, cost of license fees was $396,000 or 6% of revenues.

Cost of Service Fees

     Cost of service fees consists of the costs associated with supplying customers with technical assistance and training and consulting services. Cost of service fees was $2,001,000 or 15% of revenues and $1,599,000 or 13% of revenues for the six months ended July 31, 1998 and 1997, respectively. Cost of service fees was $987,000 or 15% of revenues for the quarter ended July 31, 1998. Cost of service fees was $817,000 or 13% of revenues for the quarter ended July 31, 1997. The increase in cost of service fees in dollars is due principally to increases in the Company's support, training and consulting staffs. The Company expects costs of service fees to continue to increase in dollars as the Company's customer base expands. Cost of service fees increased as a percentage of revenue due primarily to an increase in service fees as a percentage of revenue.

Development Expenses

     Development expenses were $1,302,000 or 10% of revenues for the six months ended July 31, 1998 compared to $1,105,000 or 9% of revenues for the six months ended July 31, 1997, an increase of 18%. Development expenses were $654,000 or 10% of revenues for the quarter ended July 31, 1998 and $587,000 or 10% of revenues for the quarter ended July 31, 1997, an increase of 11%. The increase in development expenses in dollars and as a percentage of revenue is due principally to an increase in the number of current development projects which have not yet reached technological feasibility and an increase in the costs associated with translating the Company's products into foreign languages.

Selling Expenses

     Selling expenses were $4,888,000 for the six months ended July 31, 1998 as compared to $5,852,000 for the six months ended July 31, 1997, a decrease of 16%. Selling expenses were $2,576,000 for the quarter ended July 31, 1998 and $2,788,000 for the quarter ended July 31, 1997, a decrease of 8%. Selling expenses as a percentage of revenues were 38% for the six months ended July 31, 1998 and 48% for the six months ended July 31, 1997, and 38% for the quarter ended July 31, 1998 and 46% for the quarter ended July 31, 1997. The decrease in selling expenses in dollars and as a percentage of revenues is due principally to a reduction in the number of sales and marketing personnel related to a change in the sales organization of the Company in fiscal 1998.

General and Administrative Expenses

     General and administrative expenses were $2,307,000 for the six months ended July 31, 1998 and $2,112,000 for the six months ended July 31, 1997, an increase of 9%. General and administrative expenses were $1,221,000 for the quarter ended July 31, 1998 and $1,087,000 for the quarter ended July 31, 1997, an increase of 12%. General and administrative expenses were 18% of revenues for the six months ended July 31, 1998 and 17% of revenues for the six months ended July 31, 1997. These expenses were 18% of revenues for the quarter ended July 31, 1998 and 18% for the quarter ended July 31, 1997. The increase in general and administrative expenses in dollars for the six months and quarter ended July 31, 1998 is due primarily to legal expenses related to the Company's class action litigation.

Income Taxes

     The Company's effective tax rate on pretax income was 29% and 14% for the six months ended July 31, 1998 and 1997, respectively, and 29% and 17% for the quarters ended July 31, 1998 and 1997, respectively. Income tax expense was $594,000 and $145,000 for the six months ended July 31, 1998 and 1997, respectively. Income tax expense was $314,000 and $100,000 for the quarters ended July 31, 1998 and 1997, respectively. The increase in income tax expense for the six months and the quarter ended July 31, 1998 was due principally to an increase in operating income. The increase in the effective tax rate for the six months and quarter ended July 31, 1998 was due principally to the lesser relative effect tax credits had on the higher operating income, and a reduction in the percentage effect of tax-free investment income because of the increase in income from operations.

     The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently reinvested. The amount of undistributed earnings which would be subject to U.S. federal income tax if repatriated as of July 31, 1998 was approximately $1,241,000. The tax liability on these earnings, if repatriated, would not be material.

Income Per Share

     Net income per share, assuming dilution, increased to $0.31 from $0.19, or 63%, for the six months ended July 31, 1998 and 1997, respectively. Net income per share, assuming dilution, increased to $0.16 from $0.11, or 45%, for the quarters ended July 31, 1998 and 1997, respectively. This increase was due primarily to increased income from operations.

                       PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibits

               None

         (b)   Reports on Form 8-K

               A report dated June 29, 1998 was filed during the quarter ended July 31, 1998, reporting under Item 5, Other Events, the Agreement and Plan of Merger, by and among Information Advantage, Inc., a Delaware corporation (Information Advantage), IAC Merger Corporation, a Georgia corporation and wholly-owned subsidiary of Information Advantage ("Merger Sub") and the Corporation; and the Press Release announcing the signing of the Agreement and Plan of Merger.




                           S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IQ SOFTWARE CORPORATION
                                       . . . . . . . . . . . . . . . . .
                                                  (Registrant)

           September 10, 1998
Date:  . . . . . . . . . . . . . . .

                                               /s/ Charles R. Chitty
                                       By:. . . . . . . . . . . . . . . . .
                                                   Charles R. Chitty
                                                Chairman, President and
                                                Chief Executive Officer
                                             (Principal Executive Officer)

                                              /s/ J. Kent Elmer
                                       By:  . . . . . . . . . . . . . . . .
                                                  J. Kent Elmer
                                            Vice President Finance
                                         (Principal Accounting Officer)